Form 10-Q
period 1995-03-31
BARRINGER TECHNOLOGIES INC
filed 1995-05-15
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                            FORM 10-Q

 [X]       Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended   March 31, 1995

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to ____________

Commission file number      0-3207

                  Barringer Technologies, Inc.
     (Exact Name of Registrant as Specified in Its Charter)

           Delaware                               84-0720473

(State or Other Jurisdiction of           (IRS Employer Identification
Incorporation or Organization)                     Number)

219 South Street, New Providence, New Jersey             07974
(Address of Principal Executive Office)                (Zip Code)

                         (908) 665-8200
      (Registrant's Telephone Number, Including Area Code)


     (Former Name, Former Address and Former Fiscal Year, if
                      Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]            No

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

May 9, 1995 - 12,736,828 of Common Stock, $.01 par value.

          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                              INDEX


Part I                  Financial Information

          - Consolidated Balance Sheets as of March 31, 1995
            (unaudited) and December 31, 1994;

          - Consolidated Statements of Income (unaudited) for the three months ended March 31, 1995 and 1994;

          - Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1995 and 1994;

          - Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1995;

          - Notes to Consolidated Financial Statements;

          - Management's Discussion and Analysis of Financial
            Condition and Results of Operations



Part II                     Other Information


Signatures




          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS)



                                March 31,  March 31,   Dec. 31,
                                   1995       1995       1994
                                Pro-forma  (unaudited)
                                (unaudited)
                                  (Note 5)
ASSETS
Current assets:
 Cash                          $  770     $   20      $   267
 Trade receivables, less
 allowances of $521,            2,478      2,478        2,565
 $521 and $539
 Inventories                    1,694      1,694        1,790
 Prepaid expenses                 142        142          220
 Net assets held for sale         755        755           -
 (note 4)
 Deferred tax asset               225        225          225
     Total current assets       6,064      5,314        5,067

Property and equipment            603        603        1,364

Other assets                       71         71          361

     Total assets              $6,738     $5,988        $6,792


See notes to consolidated financial statements.

          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS)


                               March 31,      March 31,  Dec. 31.
                                  1995          1995       1994
                               pro-forma
                               (unaudited)   (unaudited)

LIABILITIES AND EQUITY
     Current liabilities:
  Bank indebtedness and other   $ 1,323       $ 1,323    $ 1,160
        notes (Note 6)
        Accounts payable          1,532         1,532      1,632
      Accrued liabilities         1,503         1,503      1,393
    Liabilities to operation        504           504         -
        held for sale
  Current portion of long term        -           -          230
             debt
    Total current liabilities     4,862         4,862      4,415
Long-term debt, net of current      300           300        451
portion
     Total liabilities            5,162         5,162      4,866
Minority interest                    -            -          740
Shareholders' equity (note 5)
Convertible preferred stock,
$1.25 par value, 1,000 shares
authorized, 445 shares              555           555        555
outstanding

Class A convertible preferred
stock, $2.00 par value, 1,000
shares authorized, 83 shares        101           101        101
outstanding less discount of
$65

Class B convertible preferred
stock, $2.00 par value, 730
shares authorized, 392 shares       635           635        635
outstanding

Common stock, $.01 par value,
20,000 shares authorized,
12,736, 11,486 and 11,486           127           115        115
shares outstanding

Additional paid-in capital       16,688        15,950     15,950
Accumulated deficit             (16,001)      (16,001)   (15,633)
Foreign currency translation       (516)         (516)      (524)
                                  _____       ________    ______
                                  1,589           839      1,199
Less: common stock in treasury
at cost, 124 shares                 (13)          (13)       (13)
   Total shareholders' equity     1,576           826      1,186

Total liabilities and equity    $ 6,738       $ 5,988     $6,792


See notes to consolidated financial statements.



          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
              (IN THOUSANDS EXCEPT PER SHARE DATA)
                           (UNAUDITED)

                                     Three months ended
                                     March 31,
                                        1995         1994

                                                   (Restated)

Revenues from operations             $ 1,328        $2,480
Cost of sales                            967         1,396
     Gross profit                        361         1,084

Operating expenses:
  Selling, general and
   administrative                        629           639
  Unfunded research and
   development                            34            66
                                       _____           ___
                                         663           705

     Operating income (loss)            (302)          379

Other income (expense):
  Interest expense                       (62)          (46)
  Other                                   (5)           17
                                         ____          ____
                                         (67)          (29)
     Income (loss) from continuing
       operations                        (369)         350

Operation held for sale (note 4)            1           17

    Net income (loss) for the period     (368)         367

Preferred stock dividend requirement      (27)         (27)

    Net income (loss) attributable
      to common shareholders           $ (395)       $ 340

Per Share Data (note 3):
   Continuing operations               $ (.03)       $ .03
   Operation held for sale                 -        -
     Net income (loss) per share       $ (.03)         .03

Weighted average shares outstanding    11,486       11,090

See notes to consolidated financial statements.


          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED MARCH 31, 1995
                         (IN THOUSANDS)
                           (UNAUDITED)


                                     Class
                                    Class A Class B           Foreign
                            Conv.   Conv.   Conv.             Currency
          Common  Paid-in   Pref.   Pref.   Pref.             Transl.
           Stock  Capital   Stock   Stock   Stock  Deficit    Adjust.



Balance-    115    15,950    555    101    635     (15,633)   (524)
January
1, 1995

Current                                                          8
period
adjustment

Net Loss  ______    _____     ___   ___   ____      (368)     _____

Balance-
  March     115    15,950*    555   101    635     (16,001)    (516)
31, 1995


______________________________________________
* Net of notes receivable of $274 from sale of stock














See notes to consolidated financial statements.


          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)
                           (UNAUDITED)

                               Three Months Ended March 31,
                                       1995              1994

Operating Activities
Net income (loss) for the period  $    (368)          $   367
Items not affecting case
  Depreciation/amortization             232               158
  Minority interest                       -                19
  Other                                   8               (88)
Decrease (increase) in non-cash
   working capital balances
   related to:
  Continuing operations                 (81)           (1,257)
  Operation held for sale               352                -
     Cash provided by (used
      in) operating activities          143              (801)

Investing Activities
Purchase of property and
equipment and other                   (177)              (73)
Other                                   (5)               91
Operation held for sale                 10                 -
   Cash provided by (used in)
   investing activities               (172)               18

Financing Activities
Reduction in long-term debt            (64)              (78)
Increase in bank debt and other        240               334
Proceeds on issuance of securities      -                109
Operation held for sale               (394)               -
   Cash provided by (used in)
   financing activities               (218)              365

(Decrease) in cash  and  cash         (247)             (418)
  equivalents
Cash at beginning of period            267               486
Cash at end of period                $  20            $   68



See notes to consolidated financial statements.




          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS)
                           (UNAUDITED)
                           (CONTINUED)




                                     Three Months ended March 31,
                                        1995              1994
Changes in components of non-cash
  working  capital  balances
  related to continuing operations:

  Receivables                     $  (797)           $   (780)
  Inventory                            96                (645)
  Other current assets                 30                 (55)
  Accounts payable and                590                 180
    accrued expenses
  Other current liabilities             -                  43

Decrease (increase)  in  non-
  cash working capital
   balances                      $   (81)            $  (1,257)

Cash paid during the  period     $    55             $      31
  for interest

Cash  paid during the  period
  for income taxes               $     -              $      -


See notes to consolidated financial statements.




          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1994. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. As a result of the Company's history of losses, a valuation allowance has been provided for all U.S. deferred tax assets and for substantially all of the Canadian deferred tax assets. The deferred tax asset relates to the Company's Canadian subsidiary, which has available tax credits and loss carryforwards. The Canadian subsidiary has a history of profitability, despite the consolidated losses of the Company. Based on this history and estimated 1995 earnings, which includes earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

3. Per share data is based on the weighted average number of common shares outstanding.

4. The Company maintains voting control of more than 50% of Labco's common stock through an irrevocable agreement with another Labco shareholder that requires such shareholder, for as long as it is a shareholder of Labco, to vote its 83,000 shares of Labco common stock in the manner designated by the Company. The agreement also gives the Company the right to bid on such shares of Labco should the record holder wish to sell them.

      The Company is actively seeking a purchaser for its 47% interest in Barringer Laboratories Inc. ("Labco"). As a result, the financial statements reflect Labco as an asset held for sale. Management believes it will ultimately dispose of Labco at a gain. Labco is currently operating profitably and anticipates doing so for the remainder of 1995. However, management will reevaluate this estimate quarterly.

      Where appropriate, the Company's Consolidated Statement  of
Operations and Statement of Cash Flows have been restated to reflect Labco as held for sale.

          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (continued)

      The following is the condensed results of operations and condensed balance sheet for Labco.
                 Condensed Results of Operations
              For the three months ended March 31,
                           (in $000's)

                                    1995      1994

    Revenues                        1,442     1,552
    Cost of revenues                1,080     1,157

         Gross profit                362       395

    Expenses                         359       359
    Minority interest                  2        19

         Net income                    1        17

                     Condensed Balance Sheet
                      As of March 31, 1995
                           (In $000's)

             Current assets              1,470
             Property and equipment        706
             Other assets                   80
                  Total assets           2,256

             Current liabilities           852
             Long-term debt                124
             Equity                      1,280
               Total  liabilities        2,256
                 and equity

5. Subsequent Event/Pro-forma - On May 9, 1995, the Company completed a private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of
$750,000.   Each unit consists of 10,000 shares of the  Company's
common stock and a five year warrant to purchase 10,000 shares of the Company's common stock at $.50 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 150,000 shares of the Company's common stock at $.50 per share was issued. The Company will use the proceeds for working capital purposes.

The pro-forma presentation shows the effect of the private placement on the financial condition of the Company by increasing its cash by $750,000 and increasing shareholders' equity by $750,000.

6. At March 31, 1995, the Company's borrowings under its line of credit financing arrangement with a Canadian bank, exceeded the amount available thereunder. On March 23, 1995, the bank and the Company reached an informal understanding under which the bank has acknowledged that the Company will need additional time to come in compliance with the collateral formula used to determine borrowing ability. The bank has indicated that the period of time within which the Company should come back into compliance is three to six months, however, no assurance can be given as to whether or when the Company will come back into compliance with such formula and as to actions to be taken by the bank.

          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In order to devote its full resources to its instrument business, primarily the further development, marketing and production of its new Model 400 Ionscan and the Company's newly introduced consumer product DrugAlert, the Company has decided to sell its 47% ownership in Labco. Labco is an analytical services company, principally engaged in environmental monitoring, geochemical analysis and image processing for the hydrocarbon, and mineral exploration industries. Since this represents the disposal of a separate and distinct business segment, the Company's financial statements, where appropriate, have been restated. The remaining business segment develops, manufactures and markets specialty analytical instruments for security, law enforcement, exploration and environmental monitoring applications. Accordingly, management's discussion and analysis of financial condition and results of operations is presented on that basis.

                      CONTINUING OPERATIONS

Quarter ended March 31, 1995 Compared To Quarter ended March  31,
1994

Instruments sales for the quarter ended March 31, 1995  decreased
by  $1,644,000  or 67.7%, over the same period  last  year.   The
decrease was caused by several factors. The quarter ended March 31, 1994 was favorably impacted by the completion of the major
portion of the  Eurotunnel contract  and  related  sales.   The
pending introduction of the Company's new Model 400 IONSCAN has caused a deferral of purchases until the new Model 400 is
available.   It is anticipated that units will become  available
late in the second quarter of 1995. Furthermore, because the Company relies upon sales to governmental agencies, which are subject to mandated procurement processes and budgetary constraints, the selling cycle for its products often extends over long periods, which can result in significant variations in
quarterly  sales.   The Company believes that its  sales  in  the
first quarter of 1995 were impacted by these factors. Because of the announcement of the Model 400, the Company has reduced the selling price of its existing Model 350 units.

Sales of the research and development business during the first quarter of 1995, increased by $492,000, or 946%, compared to the same quarter last year. The increase was the result of the Company being awarded a Cdn. $1,967,000 contract in late 1994. The project is for the design and construction of an airborne
laser-fluorosensor  system.   The system  will  utilize advanced
laser and other electro-optic technologies to precisely monitor the proliferation of oil spills in order to enhance environmental clean-up efforts. It is anticipated that the first unit will be completed in 1997.

Gross profit for the Instrument and Research and Development Businesses as a percentage of sales for the quarter ended March 31, 1995 decreased from 43.7% for the quarter ending March 31, 1994 to 27.2% for the first quarter of 1995. The gross profit percentage on research and development increased from 3.8% for the first quarter of 1994 to 4.6% for the first quarter 1995.
The gross profit percentage on instrument sales decreased from 44.6% for the first quarter of 1994 to 42.9% for the first quarter of 1995. The lower gross profit in the instrument's segment was due primarily to the sale of several Model 400 prototype units to a single customer at an introductory price.

Selling, general and administrative expenses for the quarter ended March 31, 1995 decreased by $10,000, or 1.6%, over the comparable period last year. Selling and marketing expenses increased by $20,000 while general and administrative expenses decreased by $30,000. The Company continues to closely monitor its expenses.

Unfunded research and development, primarily applied to IONSCANr technology, decreased by $32,000 or 48.5%. The Company presently intends to increase its research and development expenditures in order to develop additional applications for IONSCAN as funds become available.

Interest expense increased by $16,000 due to higher levels of borrowings and increased interest rates.

Other expense, net of income, in the first quarter of 1995 was $5,000 as compared to other income, net of expense, of $17,000 for the same period last year. In the first quarter of 1994 the Company had a foreign exchange gain of $22,000 versus a loss of $5,000 for the comparable quarter in 1995.

Income (loss) from operations of the instrument and research and development businesses was a loss of $369,000 for the quarter ended March 31, 1995 as compared to a profit of $367,000 for the quarter ended March 31, 1994. Reduced sales, higher interest expense and lower other income accounted for the loss.

Capital Resources and Liquidity

     Operating Activities

The  Company's  reduced level of sales activity during  the  year ended December 31, 1994 and the first quarter of 1995 and the resultant losses of $2,565,000 and $368,000, respectively, resulted in a severe cash shortage during the last half of 1994
and during  the  first quarter of 1995.   The  Company  has  cut
operating expenses and restructured its payments to suppliers to conserve cash.

On March 28, 1995, the Company introduced a new consumer product, which is an in-home drug detection and identification kit available to consumers that will allow them to determine the presence of illicit drugs from the sampled areas. The Company has received a substantial number of requests from individuals
wishing to  market the product on behalf of  the  Company.   The
Company is presently evaluating those requests and has hired a product manager to assist in that effort as well as develop and execute a marketing plan.

The Company is currently seeking buyers for its investment in Labco and anticipates selling its investment sometime during the year.

     Financing Activities

The Company presently has an interest bearing note  payable  to
Labco in the amount  of $452,000 due December  31,  1995.   At
December 31, 1994, the Company was in arrears on its interest payments pursuant to such notes in the approximate amount of
$18,000.   In  early  1995, the terms of that indebtedness  were
amended to extend the due date from May 31, 1995 to December 31, 1995. Accrued interest (including past due amounts) will be due June 30, 1995. In consideration of the amendment, Labco received two-year warrants to purchase 25,000 shares of Common Stock at an exercise price of $1.00 per share. It is the intent of the Company to repay the principal of that note on or before the amended due date from funds generated from either the sale of its 47% interest in Labco, or from the proceeds from the sale of the Company's securities, or a combination thereof. If it is unable to pay the principal when due, the Company presently intends to negotiate an additional extension of time in which to pay such principal. If the Company is unsuccessful in obtaining an extension of time during which to pay the principal, the Company could lose its investment in Labco.

Pursuant to the terms of the line of credit arrangement Labco entered into with a commercial lender, Labco is prohibited from transferring funds to the Company in the form of dividends, loans or advances or repayments.

On May 9, 1995, the Company completed a private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit consists of 10,000 shares of the Company's common stock and a five year warrant to purchase 10,000 shares of the Company's common stock at $.50 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 150,000 shares of the Company's common stock at $.50 per share was issued. The Company will use the proceeds for working capital purposes, principally for manufacturing the Company's new Model 400 IONSCANr and related sales and promotional expenses and will use up to $150,000 to develop a sales, marketing and operational infrastructure to support sales of its new in-home drug detection and identification kit.

     Investment Activities

Purchases of fixed assets for the quarter ended March 31, 1995 were approximately $133,000. The Company anticipates that for the balance of 1995 it will require approximately $200,000 in
capital additions.   The Company has no  major  commitments  for
capital purchases at this time. The funds required for this equipment would be provided by financing or investment activities.

     Inflation

Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

                     OPERATION HELD FOR SALE

Quarter ended March 31, 1995 Compared to Quarter ended March  31,
1994

Sales of services for the three months ended March 31, 1995 of $1,442,000 represents a decrease of $110,000 (7.1%) from the same period in 1994. The Environmental Division experienced an increase in sales of $93,000 (10.3%) primarily due to an existing customer's large project which generated sales of $198,000 for the three months ended March 31, 1995, offset by volume decreases of $105,000 from other existing customers. The Mineral Division experienced a decrease of $203,000 (31.4%) due to customer volume decreases caused by severe wet weather in the Sierra Mountains of
California and Nevada.   Additionally,  there  was  an  $88,000
special one time project in the three months ended March 31, 1994. These decreases were offset by sales in Mexico of $64,000 for the three months ended March 31, 1995 compared to no sales for the same period in 1994. The continual wet weather in the Sierra Mountains has caused the Mineral Division's April 1995 sales volume to be behind April 1994.

Gross  profit as a percentage of sales for the three months ended
March 31, 1995 was 25.0% as compared to 25.4% for the same period in 1994. This decrease was due to production inefficiencies in the Mineral Division lab caused by lower sales.

Operating expenses for the three months ended March 31,  1995  of
$350,000 increased by $8,000 (2.3%) from the same period in  1994 primarily due to higher travel expenses and directors' expenses.

Other expenses for the three months ended March  31, 1995 were
$8,000 compared to $17,000 for the same period in 1994.   This
decrease of $9,000 was primarily due to lower financing costs associated with the working line of credit.

Income before income taxes for the three months ended March 31, 1995 was $3,000 compared to income of $36,000 for the same period
in 1994.   This decrease of $33,000 was primarily due to  volume
decreases in sales and production inefficiencies in the Mineral Division, and higher selling/general administration expenses, offset by lower financing costs associated with the working line of credit.

Capital Resources and Liquidity

Cash totaled $32,000 at March 31 1995, compared with $39,000 at December 31, 1994. The $7,000 decrease in cash resulted from cash provided by operating activities of $44,000 which was offset by cash used for the purchase of equipment of $46,000 and net cash used in financing activities of $5,000.

Cash used for purchase of property and equipment of $46,000 was for lab equipment to support increased sales in the Environmental
Division.

The Company is currently seeking to sell its investment in Labco.
If the investment is sold, the proceeds would be used to pay down the note due Labco. Labco is carrying the note as a non-current asset.

Labco has a working line of credit from a lending institution. This line of credit availability is equal to 80% of Labco's eligible accounts receivable. This line of credit is funding Labco's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of Labco's Radiochemistry license. This increase in the license gives Labco the ability to grow the radiochemistry analytical business. Labco's management believes that the existing line of credit is adequate to meet Labco's working capital requirements for the next 12 months.

     Inflation

Inflation was not a material factor in either the sales or the operating expenses of Labco during the periods presented herein.

Labco continues to evaluate its Mexican subsidiary operations to determine if it will be affected by the devaluation of the Mexican peso and the high inflationary rate in Mexico. At March
31, 1995, the Mexican subsidiary comprised less than 10% of the total assets and revenues of Labco.

          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                             PART II
                        OTHER INFORMATION



                             N O N E
          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BARRINGER TECHNOLOGIES INC.
                                (Registrant)


                                STANLEY S. BINDER
                                Stanley S. Binder, President




                                RICHARD S. ROSENFELD
                                Richard S. Rosenfeld
                                Principal Accounting Officer
                                Chief Financial Officer


Date:  May 12, 1995