Form 10-K/A
period 1995-05-09
BARRINGER TECHNOLOGIES INC
filed 1995-07-07
CIK 10119

                               July 7, 1995

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

       RE:  Form 10-K/A2 of Barringer Technologies Inc.

Dear Sir or Madam:

       Enclosed for filing, pursuant to the Securities Exchange Act of 1934, is Barringer Technologies Inc.'s second amendment to its Annual Report on Form 10-K/A2.

       Thank you for your cooperation in this matter. Please call the undersigned if you have any questions or comments. Thank you.


                                     Very truly yours,


                                     Edward M. Zimmerman

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-K/A2

     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                         Exchange Act of 1934.
                  For the fiscal year ended December 31, 1994

                      Commission File Number:  0-3207

                        Barringer Technologies Inc.
          (Exact name of registrant as specified in its charter)

Delaware                                        84-0720473
(State or Other Jurisdiction of
Incorporation or Organization) (I.R.S.    Employer Identification No.)

                219 South Street, New Providence, NJ  07974
       (Address, Including Zip Code, of Principal Executive Offices)

                               (908) 665-8200
           (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     Class E Warrants
                     Units

   Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]     No

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by nonaffiliates of the registrant is $6,236,000 as of March 31, 1995.

Indicate the number of shares of each of the issuer's classes of common stock, outstanding as of the latest practicable date.

                                           Outstanding as of March 24, 1995
       Common  Stock,  $.01 par value                  11,486,828 shares

Documents Incorporated by Reference:  NONE

             Barringer Technologies Inc. (the "Company") hereby amends Part III and Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as filed with the Securities and Exchange Commission on April 17, 1995, as amended by its Form 10-K/A1 filed April 28, 1995, by adding thereto the text of Items 10 through 13 of Part III and Item 14 of
Part IV below.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.


                                                                    Director
   Name             Position with the Company and Affiliates          Since

Stanley S. Binder   Director, President and Chief Executive Officer    1991
                    of the Company; Director of Barringer Laboratories,
                    Inc. ("Labco").

John H. Davies      Director and Executive Vice President of the       1992
                    Company; President and Chief Executive
                    Officer of Barringer Research Ltd.

John  J.  Harte     Director and Vice President, Special Projects,     1986
                    of the Company; Chairman of the Board of Labco.

Richard D. Condon   Director of the Company                            1992

John D. Abernathy   Director of the Company                            1993

James C. McGrath    Director of the Company                            1994

Richard S.Rosenfeld Vice President-Finance, Chief Financial Officer,
                    Treasurer and Assistant Secretary of the Company.    --

Kenneth S. Wood     Vice President and Secretary of the Company;
                    President of Barringer Instruments, Inc. ("BII").    --


             Mr.  Stanley  S. Binder, 53, is a Director and the President  and
Chief Executive Officer of the Company. He is also a Director of Labco. From 1977 to May 1989, Mr. Binder served as Chief Financial Officer to Keystone Camera Products Corporation, Clifton, New Jersey, and its
predecessors, the principal business of which was the manufacture of low cost point and shoot cameras. Keystone Camera Products Corporation filed a petition for protection under the bankruptcy laws in January 1991. In July 1989, Mr. Binder joined the Company and has since held the following offices with the Company: President from 1989 to the present date, Chief Operating Officer from 1989 to June 1990, Chief Financial Officer from 1989 until July 1993, and Chief Executive Officer from July 1990 to the present date. Mr. Binder is also an independent general partner in the Special Situations Fund III, L.P., a substantial investor in the Company. See Item 13, "Certain Relationships and Related Transactions."

             Mr. John H. Davies, 59, is a Director and Executive Vice President of the Company and the President and Chief Executive Officer of Barringer Research Ltd.("BRL"). Mr. Davies joined BRL in 1967 and has been an Executive Vice President and Director of the Company since January 1992. Mr. Davies has served BRL as a Vice President, and a Senior Vice President; and currently as BRL's President (since 1984) and Chief Executive Officer (since August 1989).

             Mr. John J. Harte, 53, is a Director and Vice President, Special Projects, of the Company and Chairman of the Board of Labco, and has held such positions since joining the Company and Labco in 1986. He is a certified public accountant and, since 1978, has been and continues to be a Vice President of Mid-Lakes Distributing Inc., a manufacturer and distributor of heating and air conditioning parts and equipment located in Chicago, Illinois.

             Mr. Richard D. Condon, 60, has been a Director of the Company since February 1992. Since 1989, he has worked as a consultant to and director of Analytical Technology, Inc., Boston, Massachusetts, a scientific instrumentation company.

             Mr.  John  D.  Abernathy, 58, a Director  of  the  Company  since
October, 1993, is a certified public accountant and, since January 1995, has been Executive Director of Patton Boggs LLP, a law firm. He is also a Director of Oakhurst Capital, Inc., a distributor of automotive parts and accessories. From March 1994 to January 1995, he was a financial and
management consultant.   From  March 1991  to  March  1994,  he  was  the
Managing Director  of  Summit  Solomon  & Feldesman,  a  law  firm  in
dissolution since March  1993.   From  July  1983 until  June  1990,
Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm.

             Mr. James C. McGrath, 53, a Director of the Company since January 1994, is an international security consultant. Since July 1989, he has been President of McGrath International, Inc., a management consulting firm specializing in the security field.

             Mr. Richard S. Rosenfeld, 48, is a certified public accountant and has been Vice President-Finance and Chief Financial Officer of the Company since July 1993; he has also been the Treasurer and Assistant Secretary of the Company since January 1992, and was a consultant to the Company from July 1991 to December 1991. From July 1984 to October 1990, he was Controller, Vice President-Finance, for Keystone Camera Products Corporation, Clifton, New Jersey, the principal business of which was the manufacture of low cost point and shoot cameras. Keystone Camera Products
Corporation filed a petition for protection under the bankruptcy laws in January 1991.

             Mr. Kenneth S. Wood, 44, has been a Vice President of the Company and the President of BII since January 1992 and the Secretary of the Company since March 1993. He was Vice President of Operations for BII from April 1990 to January 1992. From July 1978 until April 1990, he was Program Director for Lockheed Electronics, the principal business of which is aerospace and defense electronics.

             All  Directors  are  elected  by the  holders  of  the  Company's common stock, par value $.01 per share ("Common Stock"), the Company's convertible preferred stock, par value $1.25 per share ("Convertible Preferred Stock"), the Company's Class A convertible preferred stock, par value $2.00 per share ("Class A Convertible Preferred Stock"), and the Company's Class B convertible preferred stock, par value $2.00 per share ("Class B Convertible Preferred Stock"), to serve one (1) year terms or until their successors shall be elected and shall qualify. Mr. Binder has an employment and consulting agreement with the Company. See Item 11, "Certain Compensation Arrangements." Other officers serve at the discretion of the Board of Directors.

             There are no family relationships among any of the directors and executive officers.

             Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers, and persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in such ownership to the Securities and Exchange Commission. These persons also are required to furnish the Company with a copy of all Section 16(a) forms they file. The Company is obligated to disclose any failures to, on a timely basis, file such reports. To the Company's knowledge, based solely on a review of such reports and any amendments thereto which have been furnished to the Company, the Company has not identified any reports required to be filed during the 1994 fiscal year that were not filed on a timely manner. However, the Company has identified one instance of a report required to be filed during the 1993 fiscal year, which was not filed on a timely basis. That report related to the purchase by Mr. Abernathy on October 12, 1993 of directors warrants, which was reported approximately four months late in February 1994.

Item 11.  Executive Compensation.

Executive Officer Compensation.

     The following table sets forth the compensation paid for the past three fiscal years to the President and Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus are $100,000 or more:

                        SUMMARY COMPENSATION TABLE

                     Annual Compensation                   Long-Term Compensation
                                               Other
                                               Annual  Restricted  Securities
Name and Principal                             Compen- Stock       Underlying  LTIP      All Other
 Position           Year    Salary    Bonus    sation  Awards      Options     Payouts   Compensation(1)

Stanley  S. Binder   1994   $164,178    -         -      -             -          -       $   5,940
 President and Chief 1993    148,272  $17,400     -      -             -          -           5,492
 Executive Officer   1992    131,640    -         -      -             -          -           5,674

John  H.  Davies     1994    114,830*   -         -      -             -          -           5,741*
 Executive  Vice     1993    115,785*  15,600     -      -             -          -
 President  of the   1992    114,000*             -      -             -          -             -
 Company; President
 and Chief Executive
 Officer of Barringer
 Research Ltd.

 Kenneth S. Wood    1994     107,422      -       -      -             -           -           2,436
 Vice President and 1993      97,874   14,400     -      -             -           -           2,386
 Secretary  of the  1992      91,500      -       -      -             -           -
 Company; President
 of Barringer Instruments,
 Inc.

 Richard S.
  Rosenfeld         1994      88,400      -       -      -             -           -           4,545
  Vice  President
  Finance,          1993      68,094   12,600     -      -             -           -           1,976
  Treasurer and
  Chief             1992      52,965      -       -      -             -           -           1,976
  Financial Officer
  of the Company

____________________________
* Amounts converted to US dollars at the average exchange rate for the respective year.

(1) Represents amounts contributed by the Company pursuant to the Company's tax-qualified 401(k) deferred compensation plan ("401(k) Plan"). The 401(k) Plan provides that the Company will make matching contributions to the participants in the 401(k) Plan equal to 100% of the first 2% of a participant's salary contributed and 50% of the next 5% of a participant's salary contributed, which contributions vest proportionately over a five year period commencing at the end of the participant's first year with the Company.


    There were no stock options granted in 1994 to any of the executive officers named in the Summary Compensation Table.

    The following table sets forth information with respect to the executive officers named in the foregoing Summary Compensation Table concerning the exercise of stock options during 1994 and unexercised options held by such executive officers as of December 31, 1994, the end of the last fiscal year:

                  AGGREGATED OPTION EXERCISES IN 1994 AND
                       FISCAL YEAR-END OPTION VALUES


                                                                       Value of
                                                                       Unexercised
                                                                       in-the-Money
                                             Number of Securities      Options at
(S)                                          Underlying Unexercised    Year-End
               Shares Acquired  Value        Options at Year-end       Exercisable/
Name           On Exercise      Realized(1)  Exercisable/Unexercisable Unexercisable


Stanley S.Binder  150,000        $ 87,625            -                           -

John H. Davies        -               -              -                           -

Kenneth S. Wood    40,000        $  5,900         36,000/24,000                  -

Richard S. Rosenfeld  -               -           25,000/10,000                  -
_______________________________


(1) Dollar values are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options on the date of exercise.

     The Company's Canadian subsidiary, Barringer Research Ltd., maintained a defined benefit pension plan for its Canadian employees that was terminated on December 31, 1993. Mr. Davies was a participant in that plan. His projected annual benefit at age 65 has been set at approximately Cdn. $74,000, which amount may be subject to change only in response to changes in the Canadian pension regulatory scheme.

Directors' Compensation.

     The Board has adopted a compensation plan for outside directors. Outside directors are entitled to an annual retainer paid at the rate of $2,500 per quarter and a fee of $1,000 for each meeting attended. In addition, outside directors are eligible to participate in the 1991 Warrant Plan (as described below). Although Mr. Harte is a non-employee director, he does not participate in the Company's compensation plan for non-directors. Mr. Harte receives a fee of $2,000 per month for services he renders to the Company, and a fee of $1,000 for each meeting he attends in his capacity as a director.

     The Board of Directors has adopted the 1991 Directors Warrant Plan (the "1991 Warrant Plan"). Under the 1991 Warrant Plan, each non-employee director, upon election or appointment to the Board, will be sold, at $0.10 per warrant, 15,000 warrants, each of which may be exercised within five years to purchase one share of Common Stock at an exercise price to be determined by the Board at the time of such sale, which exercise price shall not be less than the market price for the shares underlying the warrants at the time of issuance of such warrants. The 1991 Warrant Plan provides that each such new director shall use the first quarterly director's fees to pay the purchase price for such warrants.

Certain Compensation Arrangements.

     The Company has entered into an Employment and Consulting Agreement with Stanley S. Binder, the President and Chief Executive Officer of the Company, (the "Employment Agreement"), pursuant to which Mr. Binder receives compensation for his services as President of the Company at an initial annual rate of $120,000, subject to increases equal to percentage increases in the Consumer Price Index as well as by increases authorized by the Company's Executive Compensation Committee. Mr. Binder's annual salary
effective  May  31,  1994  is  $171,491.   The  Employment  Agreement   renews
automatically each year, unless either party gives the other six months prior written notice of non-renewal. In addition, the Employment Agreement provided for the grant to Mr. Binder of an option to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share, which approximated market value at the time that the Employment Agreement was executed. The Employment Agreement also provided that the Company would grant to Mr. Binder an incentive stock option under the Company's then existing incentive stock option plan to purchase an additional 100,000 shares of Common Stock at an exercise price of $2.00 per share, which was in excess of market value at the time that the Employment Agreement was executed, with 20,000 shares exercisable in each of the five years beginning on July 10, 1991 (exercisable on a cumulative basis). The
Company later determined that the number of remaining shares reserved for issuance under the Company's then-existing incentive stock option plan was insufficient to fulfill its obligation to Mr. Binder to grant the second option. As a result, the Board of Directors and Mr. Binder agreed that the Company would grant Mr. Binder, in lieu of the second option described above, a non-qualified option to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share, subject to anti-dilution provisions, which option would become exercisable immediately as to all shares subject thereto. Such non-qualified option has been granted and has been exercised by Mr. Binder, pursuant to the Stock Option Exercise Program. See Item 13, "Certain Relationships and Related Transactions." Mr. Binder does not receive any additional compensation for his services to Labco.

Compensation Committee Interlocks and Insider Participation.

     The Company's Executive Compensation Committee (the "Committee") is comprised of Messrs. Abernathy, Harte and McGrath. Mr. Condon served on the Committee until May 1994. During the fiscal year ended December 31, 1994, Mr. Harte was also the Vice President, Special Projects, of the Company. Messrs. Abernathy, Condon and McGrath were not officers or employees of the Company during fiscal 1994.

     The Company owns a 47% common share equity interest in Labco. Mr. Harte is Chairman of the Board of Labco, and Mr. Binder is a Director of Labco. Until January 1994, Mr. Binder was also the Chief Financial Officer and Treasurer of Labco, positions from which he resigned as of that date. Mr. Binder served on the compensation committee of Labco's Board of
Directors during fiscal 1994. Except as described in the preceding sentence, no executive officer of the Company and no member of the
Committee is a member of any other business entity that has an executive officer that sits on the Company's Board or on the Committee.

     Pursuant to the terms of a certain Stockholders' Agreement, dated as of December 15, 1989, by and among the Company and certain employees of Labco ("Stockholders' Agreement"), certain stockholders of Labco transferred to the Company in the form of irrevocable proxies the right to vote their shares of Labco common stock, giving the Company voting control of more than 50% of Labco's outstanding common stock. The Stockholders' Agreement also provided that the Company would have the right of first refusal to purchase such shares in the event that such stockholders wish to sell. The Stockholders' Agreement terminated on December 15, 1994, and was not extended by the parties thereto. In order to maintain voting control of more than 50% of Labco's common stock, the Company entered into a stockholders' agreement, dated as of March 16, 1994, with one stockholder of Labco, pursuant to which such stockholder agreed, so long as it is a stockholder of Labco, to vote its 83,000 shares of Labco common stock in the manner designated by the Company. No cash consideration was paid to such stockholder by the Company for such obligations.

     On April 21, 1994, Mr. Binder exercised options to purchase 150,000 shares of Common Stock pursuant to the Stock Option Exercise Program, in exchange for which Mr. Binder executed notes payable to the Company in the amount of $203,000. For the period in which no interest accrued on the amounts payable to the Company (from April 21, 1994 until the end of fiscal
1994), Mr. Binder received benefits of $10,609 under the Stock Option Exercise Program, representing interest otherwise payable on such $203,000. See Item 12, "Certain Relationships and Related Transactions" for a description of the Stock Option Exercise Program. In April of 1993, the Company had provided to Mr. Binder an unsecured demand loan of $20,000 in connection with the incurrence by Mr. Binder of tax liability upon exercising certain of his non-qualified stock options. That loan did not bear interest for the first year, after which interest accrued at a rate equivalent to the then current prime rate. The total benefit to Mr. Binder during that portion of 1994 in which such loan did not bear interest was $320.

      Item   12.    Security  Ownership  of  Certain  Beneficial  Owners   and
Management.

       The following table sets forth, as of March 1, 1995, the number of shares of Common Stock, Convertible Preferred Stock, and Class B Convertible Preferred Stock owned by each director and all directors and executive officers as a group and any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% or more of such securities. As of March 1, 1995, there were 11,486,828 shares of Common Stock, 444,099 shares of Convertible Preferred Stock, 82,494 shares of Class A Convertible Preferred Stock and 317,500 shares of Class B Convertible Preferred Stock issued and outstanding. As of that date, none of the officers and directors owned shares of the Company's Class A Preferred Stock, any of the Company's Convertible Debentures or any of the Company's outstanding warrants.

                    Common Stock        Convertible Preferred  Class A Convertible  Class B Convertible   Total Common
                                                Stock                    Stock        Preferred Stock    Stock and Common
                                                                                                          Stock Equivalents
                                                                                                                (1)
Name of Beneficial  Number of  Percent of  Number of  Percent of  Number of  Percent of Number of  Percent of Number of   Percent of
      Owner          Shares     Class       Shares     Class       Shares       Class      Shares     Class     Shares     Class


Stanley S. Binder    150,000      1.3%          -          -          -           -            -            -    150,000 (2) 1.3%
John H. Davies       163,117      1.4           -          -          -           -            -            -    163,117     1.4
John J. Harte         40,000       *            -          -          -           -            -            -     55,000      *
Richard D. Condon       -          -            -          -          -           -            -            -     15,000      *
John D. Abernathy      6,000       -            -          -          -           -            -            -     21,000      *
James C. McGrath        -          -            -          -          -           -            -            -     15,000      *
Kenneth S. Wood       40,000       -            -          -          -           -            -            -    100,000      *
Richard S. Rosenfel    1,600       -            -                                                                 26,600
All directors and executive
officers as a group consisting
of eight (8) persons 400,717      3.5           -          -          -           -            -            -    545,717     4.7

Special Situations
  Fund III, L.P.
153 E. 53rd St.
NY, NY 10022          22,564       *         330,000      74.3%       -           -            -            -    392,553     3.3

Herbert Boeckmann II
15505 Roscoe Blvd.
Sepulveda, CA
93134-650            337,223       *           -            -         -           -         60,000        18.9%   99,950     *

John R. Purcell
c/o Grenadier
Association
700 Canal Street
Stamford, CT
 06902-5921           28,748       *          -            -          -           -        100,000        31.5    133,293     1.1

Penfield Partners, Ltd.
153 E 53rd St.
NY, NY 10022         169,614       1.5        -            -         -            -         60,000        18.9    232,341     2.0

Colman Abbe
c/o Hampshire Fin. Group
919 3rd Ave.
NY, NY 10022          58,779        *       29,000        6.5        -            -         25,000         7.9    117,429     1.0

Nancy A. Abbe
c/o Hampshire Fin. Group
919 3rd Ave.
NY, NY 10022           9,733        *          -           -          -           -         25,000         7.9     35,869      *

R.R. Bowlin
Ft. Wayne, IN         37,194        *          -           -          -            -        25,000         7.9     63,330      *

Esther & Carlos Otto
Cheyenne, WY          19,700        *          -           -          14,060     17.0%         -            -      34,802      *

Elizabeth Butenschoen
Colfax, CA             2,301        *          -           -           6,530      7.9%         -               -    9,315      *
_____________________
*Less than 1%


     (1) Common Stock Equivalents for each person or entity assumes the exercise of all outstanding warrants for Common Stock, the conversion of each outstanding share of Convertible Preferred Stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock into Common Stock and the issuance of all shares of Common Stock subject to options for such person or entity.

     (2) Does not include 22,564 shares of Common Stock and 330,000 shares of Convertible Preferred Stock owned by Special Situations Fund III, L.P., of which Mr. Binder is an Independent General Partner. Mr. Binder disclaims any beneficial interest in such shares.


Item 13.  Certain Relationships and Related Transactions

     Under the Company's policies and procedures set forth by the Board of Directors for reviewing related party transactions, any transaction between the Company and its respective officers, directors or principal stockholders must be on terms no less favorable to the Company than can be obtained from unaffiliated third parties and must be approved by a majority of the disinterested directors of the Company. Loans will not be made to officers, directors or 5% stockholders except those made pursuant to the Company's Stock Option Exercise Program (as described below) and those made for bona fide business purposes. The Company believes that these measures ensure that the terms of any related party transaction will be at least as fair as those that could be obtained in arm's length transactions, unless intended to constitute additional compensation to the parties involved.

      In connection with the Company's stock option plan, the Board of Directors has approved a stock option exercise program ("Stock Option Exercise Program"). The Stock Option Exercise Program permits all employees of the Company and its subsidiaries who are granted stock options
(pursuant to either qualified or non-qualified plans) to finance the exercise of such options by causing the Company to issue the shares underlying such options upon receipt by the Company from the employee of a note evidencing indebtedness to the Company in an amount equal to the exercise price. Such loans, which are secured by the underlying shares of Common Stock, are interest-free for one year from the date on which the employee exercises his option, after which interest accrues at rate per annum equivalent to the prime rate, which rate is changed monthly. Pursuant to the Stock Option Exercise Program, on April 21, 1994, Mr. Binder and Mr. Wood exercised options to purchase 150,000 shares, of Common Stock and 40,000 shares of Common Stock, respectively, in exchange for which Mr. Binder and Mr. Wood executed notes payable to the Company in the amount of $203,000 and $71,600, respectively. For the period in which no interest accrued to the Company (from April 21, 1994 until the end of fiscal 1994, ), Mr. Binder and Mr. Wood received benefits of $10,609 and $3,742, respectively, under the Stock Option Exercise Program, representing interest otherwise payable on such notes.

      On May 9, 1995 the Company sold to the special Situations Fund III, L.P. ("SSF III"), a current shareholder and an investment group of which Mr. Binder is an Independent General Partner, and to the Special Situations Fund Cayman, L.P., an affiliate of SSF III (collectively, with SSF III,
"SSF"), an aggregate of 125 units at a purchase price of $6,000 per unit for an aggregate purchase price of $750,000. Each unit consists of 10,000 shares of Common Stock and a five-year warrant to purchase 10,000 shares of Common Stock at $.50 per share, subject to certain anti-dilutive provisions. As an inducement to enter into the transaction and in lieu of a transaction fee, the Company also issued to SSI warrants, exercisable for three years, to purchase an aggregate of 150,000 shares of Common Stock at $.50 per share, subject to certain anti-dilutive provisions. In addition, on June 30, 1995, the company sold 22 units to certain officers and directors of the Company for an aggregate purchase price of $132,000. Such units were identical to those sold to SSF. For information relating to Mr. Binder's indebtedness to the Company. See Item 11, "Compensation Committee Interlocks and Insider Participation" above.

       For  a  description  of  certain  other  relationships,  see  Item  11,
"Management    --    Compensation    Committee    Interlocks    and    Insider
Participation."


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


    (a)(1)  Financial Statements.

     The following financial statements of the Company are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-3207.

     Report of Independent Certified Public Accountants

     Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1993 and 1992

     Consolidated Balance Sheets - December 31, 1994 and 1993

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1993 and 1992

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1993 and 1992

     Notes to Consolidated Financial Statements

     (a)(2)  Financial Statement Schedule.

      The following schedule is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-3207.

     Schedule II - Valuation and Qualifying Accounts

      All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     (b)  Reports on Form 8-K.

          None.

     (c)  Exhibits.

  3.1A  Certificate of Incorporation of Barringer Technologies Inc.
        (formerly Barringer Research Inc.) and any amendments thereto   (13)

  3.1B Certificate of Designation of Class A Convertible Preferred Stock of the Company. (8)

  3.1C Certificate of Decrease in the Number of Shares of Class A Convertible Preferred Stock and Certificate of Designation
        of  Class  B  Convertible Preferred Stock.                      (9)

  3.2A  By-laws of the Company.

  4.6A  Class  E  Warrant  Agreement  between the  Company  and  American
        Stock Transfer & Trust Company.                                 (1)

  4.16  Indenture between the Company and The Colorado National Bank  of
        Denver as Trustee, dated July 15, 1981.                         (7)

 10.15  Employment  Agreement, dated as of July 10, 1989, between  the
        Company and Stanley S. Binder.                                  (1)

 10.16  Barringer Resources, Inc. 1990 Stock Option Plan.               (5)

 10.17B Stockholders' Agreement, dated as of December 15, 1989, by and  among the Company and certain Employees of Barringer
        Laboratories, Inc.                                              (1)

 10.24 License Agreement dated February 27, 1989 between Canadian Patents and Development Limited - Societe Canadienne Des
        Brevets  Et  D'Exploitation Limite and Barringer Instruments
        Limited.                                                        (4)

 10.25 Contribution Agreement dated December 22, 1989 by and among Defense Industrial Research Program, the Department of
        National  Defense,  Barringer Research Limited and Barringer
        Instruments Limited.                                            (4)

 10.28 Form of Stock Purchase Agreement dated December 9, 1991 between the Company and certain Selling Stockholders. (4)

 10.29  Stock  Purchase Agreement dated May 11, 1992 by and  between
        Barringer Laboratories, Inc. and Philip Environmental Inc.     (10)

 10.31  Form of Stock Purchase Agreement dated as of November 30, 1992 by  and between the Company and certain accredited investors.  (10)

 10.32  Financial  Advisory Agreement dated April 2, 1992 between  the
        Company and Laidlaw International, Inc.                        (10)

 10.33  Stock  Purchase Agreement dated as of February 2, 1993 by  and
        between the Company and Special Situations Caymen Fund, L.P.   (10)

 10.34  Form of Stock Purchase Agreement dated as of December 13, 1993 by  and between the Company and certain accredited investors.  (11)

 10.35 Voting Agreement by and between the Company and Special Situations Fund III, L.P. (11)

 10.36  Loan  Agreement, dated September 20, 1994, between Ontario
        Development Corporation and Barringer Research Limited        (12)

  11    Statement re:  computation of earnings per share              (12)

  21    Subsidiaries of Barringer Technologies Inc.                   (11)

  23.1  Consent of Independent Certified Public Accountants           (12)

  23.2  Consent of Independent Certified Public Accountants           (12)
__________________________

(1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-31626.

(2) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 0-3207.

(3) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-22851.

(4) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-43094.

(5) Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-3207.

(6) Incorporated by reference to Exhibit 4.1.1 to Registration Statement on Form S-1 File No. 2-70458.

(7) Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 File No. 2-70458.

(8)    Incorporated   by  reference  to  Exhibit  1.3  to   the   Registrant's
Registration Statement on Form S-1, File No. 33-31626.

(9)    Incorporated   by  reference  to  Exhibit  1.4  to   the   Registrant's
Registration Statement on Form S-1, File No. 33-43094.

(10) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-3207.

(11) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 0-3207.

(12) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No. 0-3207.

(13) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K/A1 for the fiscal year ended December 31, 1994, File No. 0-3207.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BARRINGER TECHNOLOGIES INC.

                                             By:   /s/  Richard S. Rosenfeld
                                                        Richard S. Rosenfeld,
                                                        Vice President-
                                                        Finance, Chief
                                                        Financial Officer
                                                        and Treasurer
                                                        (Principal Financial
                                                        Officer and
                                                        Principal Accounting
                                                        Officer)

Dated: July 7, 1995


                             INDEX TO EXHIBITS


Exhibit
Number                                                            Page No.


Exhibit 3.2A       By-laws of Barringer Technologies Inc.


                            EXHIBIT 3.2A
