Form 10-Q
period 1995-06-30
BARRINGER TECHNOLOGIES INC
filed 1995-08-21
CIK 10119

August 21, 1995




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington DC, 20549

            Re:   Form 10-Q of Barringer Technologies Inc.

Dear Sir or Madam:

            Attached for filing, pursuant to the Securities Exchange Act of 1934, is the quarterly report on Form 10-Q for Barringer Technologies Inc. for the period ended June 30, 1995.

            If you have any questions or comments regarding the attached document, please contact the undersigned.


                                    Very truly yours,



                                    /s/Lynn L. Abraham
                                        Lynn L. Abraham

Enclosures

cc:   Mr. Richard Rosenfeld


                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 1995
OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number   0-3207

Barringer Technologies Inc.

            (Exact name of registrant as specified in its charter)

     Delaware                                     84-0720473
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                   Identification No.)

219 South Street, New Providence, New Jersey  07974
(Address of principal executive offices)
(Zip Code)
(908) 665-8200
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No ______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes ____   No ______

APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                           Outstanding as of August 5, 1995
   Common Stock, $.01 par value               13,646,286 shares

             BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                        TABLE OF CONTENTS
                                                               Page

                  PART I  --  FINANCIAL INFORMATION

Item  1.  Financial Statements.                                3

         -  Consolidated Balance Sheets as of June
            30, 1995 (unaudited) and December 31,
            1994                                               3

         -  Consolidated Statements of Operations
            (unaudited) for the six months and
            three months ended June 30, 1995 and
            1994                                              5

         -  Consolidated Statement of Shareholders'
            Equity for the six months ended June
            30, 1995                                          6


         -  Consolidated Statements of Cash Flows
            (unaudited) for the six months and
            three months ended June 30, 1995 and
            1994                                             7

         -  Notes to Consolidated Financial
            Statements                                       9

Item  2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                       12


               PART II  --  OTHER INFORMATION

Item  6     Exhibits and Reports on Form 8-K                20


               PART I -- FINANCIAL INFORMATION

Item  1.    Financial Statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                        June 30, 1995 (unaudited)  December 31, 1994

ASSETS

Current assets:

  Cash                              $ 326                      $ 267

 Trade receivables, less
 allowance for doubtful
 accounts of $445 and $539          2,438                      2,565

Inventories                         1,509                      1,790

Deferred tax asset (note 2)           225                        225

Net assets held for sale (note 4)     854                         -

Prepaid expenses and other            180                        220

  Total current assets              5,532                      5,067

Property and equipment, net           643                      1,364

Other assets                          103                        361

  Total assets                    $ 6,278                    $ 6,792




See notes to consolidated financial statements.


                      BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                        June 30, 1995    December 31, 1994
                                         (unaudited)

LIABILITIES AND EQUITY

Current liabilities:
 Bank indebtedness and
   other notes (note 6)                   $ 1,357             $ 1,160
 Accounts payable                           1,112               1,632
 Accrued liabilities                        1,154               1,393
 Liabilities to operation held for sale       470                 -
 Current portion of long-term debt            300                 230
   Total current liabilities                4,393               4,415

Long-term debt, net of current portion        -                   451

  Total liabilities                         4,393               4,866

Minority Interest                            -                    740

Shareholders' Equity (notes 5 & 7):

 Convertible preferred stock,
  $1.25 par value, 1,000
  shares authorized, 0 and
  444 shares, respectively
  outstanding                                -                   555
Class A convertible preferred
  stock, $2.00 par value, 1,000
  shares authorized, and 82
  shares, respectively outstanding
  less discount of $65                       101                 101
Class B convertible preferred
  stock, $2.00 par value, 730
  shares authorized, 318 and 318
  shares, respectively outstanding           635                  635
Common stock, $.01 par value,
  20,000 shares authorized, 13,646
  and 11,486 shares,
  respectively outstanding                   136                  115
Additional paid-in capital                17,440               15,950
Accumulated deficit                      (15,985)             (15,633)
Cumulative foreign currency
 translation adjustments                    (429)                (524)

Less: common stock in treasury at cost;
  124 shares                                 (13)                (524)
  Total shareholders' equity               1,885                1,186

Total Liabilities and Equity             $ 6,278              $ 6,792


See notes to consolidated financial statements.


                    BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS EXCEPT PER SHARE DATA
                                  (UNAUDITED)

                                   Three months ended   Six months ended
                                        June 30,             June 30,
                                    1995       1994       1995      1994
                                                (4)            (Restated)
Revenues from operations         $ 1,782    $ 1,226    $ 3,110    $ 3,706
Cost of sales                        925        739      1,892      2,135
   Gross profit                      857        487      1,218      1,571
Operating expenses:
   Selling, general and
     administrative                  671        758      1,300      1,397
   Unfunded research and
   development                        70        108        104        174
                                     741        866      1,404      1,571
   Operating income (loss)
                                     116       (379)      (186)       -
Other income (expense):
   Interest                          (60)       (49)      (122)       (95)
   Other                             (43)        89        (48)       106
                                    (103)        40       (170)        11
   Income (loss) from continuing
     operations                       13       (339)      (356)        11

Operation held for sale (note 4)      54        (36)        55        (19)
   Net income (loss) for the period   67       (375)      (301)        (8)

Preferred stock dividends            (24)       (27)       (51)       (54)
   Net income (loss) attributable
     to common shareholders       $   43     $ (402)   $  (352)    $  (62)

Per Share Data (note 3):
   Continuing operations          $   *      $ (.04)   $ (.03)     $ (.01)
   Held for sale                      *          -         -           -
      Net income (loss)           $   *      $ (.04)   $ (.03)     $ (.01)
Weighted average shares
   outstanding                     12,269    11,302    12,240      11,197

*less than $0.01 per share.
See notes to consolidated financial statements.

              BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED JUNE 30, 1995
                   (IN THOUSANDS (UNAUDITED)

                                                             Class A   Class B             Foreign
                                                     Conv.   Conv.     Conv.               Currency
                                  Common   Paid-in   Pref.   Pref.     Pref.               Transl.
                                  Stock    Capital   Stock   Stock     Stock    Deficit    Adjust.

Balance -- January 1, 1995        $115    $15,950*   $555     $101      $635    $(15,633)  $(524)

1995 dividend on preferred
   shares                            1         50                                    (51)

Sale of securities, net
  of expenses                       15        890
Conversion of preferred stock        5        550    (555)
Current period adjustment                                                                     95
Net loss                           ___        ___     ____      ____       ____     (301)    ____

Balance --
 June 30, 1995                 $   136     $17,440*    -      $101      $635    $(15,985)  $(429)

______________________
* Net of receivable from sale of stock of $275



See notes to consolidated financial statements.


                    BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (IN THOUSANDS) (UNAUDITED)

                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                    1995       1994         1995        1994
Operating Activities
Net income (loss) for
   the period                     $   67     $ (375)     $  (301)     $  (8)
Items not affecting cash:
 Depreciation/amortization            77        239          309        397
 Minority interest                    -          41           -          22
 (Income) from operation
   held for sale                     (54)        -           (55)        -
 Other                                72       (273)          81       (323)
Decrease (increase) in non-cash
  working capital balances
  related to:
   Continuing operations            (582)       258         (663)      (999)
   Operation held for sale            -          -           352         -
   Cash used in operating
     activities                     (420)      (110)        (277)      (911)

Investing Activities
Release of cash held in escrow        -         225           -         225
Purchase of equipment and other      (80)      (175)        (262)      (157)
Increase in investment in
  operation held for sale           (133)        -          (133)        -
Operation held for sale               -          -            10         -
    Cash provided by (used in)
      investing activities          (213)       50          (385)        68

Financing Activities
Reduction in long-term debt           -        (16)          (64)       (94)
Increase in bank debt and other       34       161           274        495
Proceeds on issuance of
  securities and other               905       134           905        243
Operation held for sale               -         -           (394)        -
    Cash provided by financing
     activities                      939       279           721        644
Increase (decrease) in cash and
  cash equivalents                   306       219            59       (199)
Cash at beginning of period           20        68           267        486
Cash at end of period            $   326   $   287       $   326    $   287


See notes to consolidated financial statements.

                 BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS) (UNAUDITED)
                                 (CONTINUED)


                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                    1995       1994      1995        1994
Changes in components of
  non-cash working capital
  balances related to
  continuing operations:

  Receivables                      $ 40     $ 1,105     $ (757)     $   325
  Inventory                         185        (492)       281       (1,137)
  Other current assets              (38)         18         (8)         (37)
  Accounts payable and
    accrued expenses               (769)       (330)      (179)        (150)
  Other current liabilities          -          (43)        -            -

Decrease (increase) in non-cash
  working capital balances      $ (582)     $  258      $ (663)     $  (999)

Cash paid during the period
  for interest                  $  105      $   61      $  150      $    92

Cash paid during the period
  for income taxes              $   -       $    7      $   -       $     7



See notes to consolidated financial statements.


                   BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1995 and the results of its operations and its cash flows for the three months and six months ended June 30, 1995 and 1994, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1994. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


2. As a result of the Company's history of losses, a valuation allowance has been provided for all U.S. deferred tax assets and for substantially all of the Canadian deferred tax assets. The net deferred tax asset relates to the Company's Canadian subsidiary, which has available tax credits and loss carryforwards. The Canadian subsidiary has a history of profitability, despite the consolidated losses of the Company. Based on this history and estimated 1995 earnings, which includes earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.


3. Per share data is based on the weighted average number of common shares outstanding.


4. The Company maintains voting control of more than 50% of the common stock of Barringer Laboratories Inc. ("Labco") through an irrevocable agreement with another Labco shareholder, which requires such shareholder, for as long as it is a shareholder of Labco, to vote its 83,000 shares of Labco common stock in the manner designated by the Company. The agreement also gives the Company the right to bid on such shares of Labco should the record holder wish to sell them.

      The Company is actively seeking a purchaser for its 47% interest in Labco. Accordingly, the financial statements reflect Labco as an asset held for sale. Management believes it will ultimately dispose of Labco at a gain. Labco is currently operating profitably and management anticipates that Labco will continue to do so for the remainder of 1995. However, management will reevaluate this estimate quarterly.

      Where appropriate, the Company's Consolidated Statement of Operations and Statement of Cash Flows have been reclassified to reflect Labco as an operation held for sale.

      The following are the condensed results of operations and condensed balance sheet for Labco.

                                        Condensed Results of Operations
                                                 (In Thousands)

                                   Three months ended     Six months ended
                                       June 30,              June 30,
                                   1995        1994       1995        1994
Revenues                          $1,647      $1,278     $3,089      $2,830

Less costs and expenses:
  Cost of revenues                 1,141       1,114      2,222       2,271
  Expenses                           391         240        749         599
                                   1,532       1,354      2,971       2,870

  Operating income (loss)            115         (76)       118         (40)

Minority interest                    (61)         40        (63)         21

Net income (loss)                 $   54      $  (36)    $   55      $  (19)


                                Condensed Balance Sheet
                                   As of June 30, 1995
                                     (In Thousands)


Current assets                               $1,164
Property and equipment                          697
Other assets                                    536
   Total assets                               2,397

Current liabilities                             873
Long-term debt                                   99
Equity                                        1,425
   Total liabilities and equity              $2,397


5. On May 9, 1995, the Company completed the private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit consists of 10,000 shares of the Company's common stock and a five year warrant to purchase 10,000 shares of the Company's common stock at $.50 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 150,000 shares of the Company's common stock at $.50 per share was issued. The Company has allocated a portion of the proceeds for working capital purposes and has used a portion of the proceeds to repay indebtedness owed by its wholly owned subsidiary, Barringer Research Limited, ("BRL") to its bank, Toronto Dominion Bank (the
"Bank").

      On June 30, 1995, the Company completed an additional private placement. It sold an additional 28 units, including 22 units to 7 members of senior management and the Company's Board of Directors, for proceeds aggregating $168,000. This private placement did not include the additional three year warrant.

6. At June 30, 1995, amounts outstanding under BRL's line of credit with the Bank exceeded the amount available thereunder. The Company has sought an extension of time from the Bank in which to come into compliance with the applicable borrowing formulas and has had a number of discussions with the Bank in this regard. However, no agreement has been reached with the Bank as of the date hereof as to the terms of any such extension. The Company believes that any such extension will be conditioned upon, among other things, the granting of additional collateral to the Bank to further secure the obligations owed to the Bank. The line of credit is currently guaranteed by the Company and Barringer Instruments Inc. ("BII").
No assurance can be given that the Company will obtain an extension of time from the Bank or as to the terms of any such extension.


7. Effective June 30, 1995, the Company, pursuant to the terms of its Certificate of Incorporation, as amended, converted all of the outstanding shares of the Company's convertible preferred stock, par value $1.25 per share, into shares of the Company's common stock, par value $.01 per share, at a conversion ratio of 1.2867 shares of common stock for each outstanding share of convertible preferred stock. As a result, effective June 30, 1995, the Company issued 490,364 shares of common stock in exchange for 381,099 shares of the convertible preferred stock.


8. During the three months ended June 30, 1995, the Company was successful in renegotiating amounts due to certain entities that have provided various professional services. Accordingly, the Company was able to reduce its liability to such entities by approximately $142,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


In order to devote its full resources to its instrument business, primarily the further development, marketing and production of its new Model 400
IONSCAN and the Company's newly introduced consumer product the Barringer DrugAlert System, the Company has decided to sell its 47% ownership in Labco. The Company currently plans to use a portion of the proceeds of a sale of Labco to repay indebtedness to Labco. Labco is an analytical services company, principally engaged in environmental monitoring, geochemical analysis and image processing for the hydrocarbon, and mineral exploration industries. Since such a sale would represent the disposal of a separate and distinct business segment, the Company's financial statements, where appropriate, have been reclassified to reflect Labco as an operation held for sale. The remaining business segment develops, manufactures and markets specialty analytical instruments for security, law enforcement, exploration and environmental monitoring applications. Accordingly, management's discussion and analysis of financial condition and results of operations is presented on that basis.

                     CONTINUING OPERATIONS

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

Instrument sales for the quarter ended June 30, 1995 increased by $449,000 or 38.6%, over the same period last year. The increase was the result of increased unit sales in the quarter made possible by the availability of the new Model 400. The Company relies upon sales to governmental agencies, which are subject to mandated procurement processes and budgetary constraints. As a result, the selling cycle for its products often extends over long periods, which can result in significant variations in quarterly sales.

Sales of the research and development business for the quarter ended June 30, 1995 increased by $107,000, or 170%, compared to the same quarter last year. The improvement was the result of continued work on the Cdn. $1,967,000 contract awarded to the Company in late 1994. The contract was for the design and construction of an airborne laser-fluorosensor system to precisely monitor the proliferation of oil spills in order to enhance environmental clean-up efforts. It is anticipated that the first unit will be completed in 1997.

Gross profit for the Instrument and Research and Development Businesses as a percentage of sales for the quarter ended June 30, 1995 increased from 39.7% to 48.1% compared to the same quarter last year. The gross profit percentage on research and development for the quarter ended June 30, 1995 increased from a negative 130.2% to 5.3% compared to the same quarter last year. The gross profit percentage on instrument sales for the quarter ended June 30, 1995 increased from 48.9% to 52.6% compared to the same quarter last year. The improvement in the gross profit in the instrument's segment was due primarily to an overall increase in unit sales of the Company's Model 400 Ionscan and continued sales of its Model 350 Ionscan. The Model 350 Ionscan inventory had been partially written down in 1994.

Selling, general and administrative expenses for the quarter ended June 30, 1995 decreased by $87,000, or 11.5%, over the comparable period last year. Selling and marketing expenses increased by $70,000 or 19.0% due to increased commissions on higher unit sales and costs associated with the Barringer DrugAlert System marketing program. General and administrative expenses decreased by $157,000 or 40.3% due primarily to the settlement of legal expenses with the Company's prior outside legal counsel. The Company continues to closely monitor its expenses.

Unfunded research and development expense, primarily applied to the Company's IONSCAN[r] technology, decreased by $38,000 or 35.2%. As resources are required for funded projects, unfunded research and development can fluctuate quarter to quarter.

Interest expense increased by $11,000 due to higher levels of borrowings and increased interest rates.

Other expense, net of income, in the quarter ended June 30, 1995 was $43,000 as compared to other income, net of expense, of $89,000 for the same period last year. The major reason for the $132,000 unfavorable variance was due to a foreign exchange gain of $90,000 for the quarter ended June 30, 1994 against a foreign exchange loss of $50,000 for the comparable quarter this year.

Income (loss) from continuing operations was a profit of $13,000 for the quarter ended June 30, 1995 as compared to a loss of $339,000 for the comparable quarter last year. Increased unit sales in the instrument business, as well as increased sales and improved margins in the research and development business and the favorable adjustment of legal fees all contributed to the improved results.

Income from operations held for sale for the quarter ended June 30, 1995 of $54,000 is compared to a loss from operations held for sale of $36,000 for the comparable quarter last year. The improvement was due to the increased volume of sales.


Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

This analysis should be read in conjunction with the analysis of the second quarter appearing above which contains additional information.

Instrument sales for the six months ended June 30, 1995 decreased by $1,195,000 or 33.3%, over the same period last year. During this period last year, the Company was completing work on its Eurotunnel contract, which contributed greatly to sales. The Company substantially completed the Eurotunnel contract in April 1995.

Sales of the research and development business for the six months ended June 30, 1995 increased by $599,000, or 521%, compared to the same period last year. The increase was the result of commencing work on a Cdn. $1,967,000 contract that was awarded to the Company in late 1994. The contract was for the design and construction of an airborne laser-fluorosensor system to precisely monitor the proliferation of oil spills in order to enhance environmental clean-up efforts. It is anticipated that the first unit will be completed in 1997.

Gross profit for the Instrument and Research and Development Businesses as a percentage of sales for the six months ended June 30, 1995 decreased from 42.4% to 39.2% compared to the same period last year. The gross profit percentage on research and development for the six months ended June 30, 1995 increased from a negative 69.6% to 4.8% compared to the same period last year. The gross profit percentage on instrument sales for the six months ended June 30, 1995 increased from 46.0% to 49.4% compared to the same period last year. The improvement in the gross profit in the instrument's segment was due primarily to increased unit sales and maintaining higher sales prices on the discontinued Model 350 which was partially written down in 1994.

Selling, general and administrative expenses for the six months ended June 30, 1995 decreased by $97,000, or 6.9%, over the comparable period last year. Selling and marketing expenses increased by $90,000 or 13.7% due to increased commissions on higher unit sales and costs associated with the Barringer DrugAlert System marketing program. General and administrative expenses decreased by $187,000 or 25.3% due primarily to the settlement of legal expenses with the Company's prior outside legal counsel. The Company continues to closely monitor its expenses.

Unfunded research and development, primarily applied to IONSCAN[r] technology, decreased by $70,000 or 40.2%. As resources are required for funded projects, unfunded research and development can fluctuate period to period.

Interest expense increased by $27,000 due to higher levels of borrowings and increased interest rates.

Other expense, net of income, for the six months ended June 30, 1995 was $48,000 as compared to other income, net of expense, of $106,000 for the same period last year. The major reason for the $154,000 unfavorable variance was due to a foreign exchange gain of $112,000 for the six months ended June 30, 1994 against a foreign exchange loss of $55,000 for the comparable period this year.

Income (loss) from continuing operations was a loss of $356,000 for the six months ended June 30, 1995 as compared to a profit of $11,000 for the comparable period last year. The poor performance in the first quarter of 1995 due to reduced unit sales, coupled with the large swing from foreign exchange gains to losses, were the contributing factors to the loss for this six month period.

Income from operations held for sale for the six months ended June 30, 1995 of $55,000 is compared to a loss from operations held for sale of $19,000 for the comparable period last year. The improvement was due to the increased volume of sales.

Capital Resources and Liquidity

      Operating Activities

The Company's reduced level of sales activity during the year ended December 31, 1994 and the first quarter of 1995 and the resultant losses of $2,565,000 and $368,000, respectively, resulted in a severe cash shortage during the last half of 1994 and during the first quarter of 1995. The Company has cut operating expenses and restructured its payments to suppliers to conserve cash. The return to profitability for the three month period ended June 30, 1995 was not sufficient to eliminate the problem. Accordingly, the Company continues to monitor its expenses and restructure payments to suppliers.

On March 28, 1995, the Company introduced a new consumer product, an in-home drug detection and identification system available to consumers, that will allow them to determine the presence of illicit drugs from the sampled areas. The Company has received a substantial number of requests from individuals wishing to market the product on behalf of the Company. The Company is presently evaluating those requests and has hired a product manager to assist in that effort as well as to develop and execute a marketing plan. In addition, the Company has prepared a 60 second commercial which it anticipates airing in certain markets commencing late in the third quarter of 1995. However, no assurances can be given that markets for this product will, in fact, develop or as to the timing thereof.

      Financing Activities

The Company has issued an interest bearing note to Labco in the amount of $452,000, which is currently due December 31, 1995 (the "Labco Note"). At December 31, 1994, the Company was in arrears on its interest payments pursuant to the Labco Note in the approximate amount of $18,000. In early 1995, Labco agreed to extend the due date on the Labco Note from May 31, 1995 to December 31, 1995, in exchange for which, on April 7, 1995, the Company issued to Labco a warrant which currently represents the right to purchase 25,000 shares of Common Stock at $1.00 per share, which warrant expires on April 6, 1997. At that time, the Company agreed that it would, on June 30, 1995, pay to Labco the accrued interest, including past due amounts on the Labco Note, which amounts have been paid in full. The Company intends to repay the principal of the Labco Note on or before the amended due date from the sale of its 47% interest in Labco and/or the proceeds from sales of the Company's securities. If the Company is unable to pay to Labco the principal amount of the Labco Note when due, the Company presently intends to negotiate an extension of time during which to pay such principal. If the Company is unable to repay such principal when due and is unsuccessful in obtaining an extension of time during which to pay the principal, the Company could lose its investment in Labco.

Pursuant to the terms of the line of credit arrangement Labco entered into with a commercial lender, Labco is prohibited from transferring funds to the Company in the form of dividends, loans or advances or repayments.

At June 30, 1995, the amounts outstanding under BRL's line of credit with the Bank exceeded the amount available thereunder. The Company has sought an extension of time from the Bank in which to come into compliance with the applicable borrowing formulas and has had a number of discussions with the Bank in this regard. However, no agreement has been reached with the Bank as of the date hereof as to the terms of any such extension. The Company believes that any such extension will be conditioned upon, among other things, the granting of additional collateral to the Bank to further secure the obligations owed to the Bank. The line of credit is currently guaranteed by the Company and BII. No assurance can be given that the Company will obtain an extension of time from the Bank (or as to the terms of any such extension) or as to what actions the Bank may take as a result of the Company's failure to comply with the terms of the line of credit.


On May 9, 1995, the Company completed a private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit (a "Unit") consists of 10,000 shares of the Company's common stock and a five year warrant to purchase 10,000 shares of the Company's common stock at $.50 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 150,000 shares of the Company's common stock at $.50 per share was issued. In another private placement on June 30, 1995, the Company sold an additional 22 Units to seven of its Officers and Directors for aggregate proceeds of $132,000 and sold an additional six Units to two other private investors for aggregate proceeds of $36,000. The additional Units did not contain the additional three year warrant contained in the May 9, 1995 private placement. The Company has allocated a portion of the proceeds for working capital purposes, principally for manufacturing the Company's new Model 400 IONSCAN[r] and related sales and promotional expenses, including up to $150,000 to develop a sales, marketing and operational infrastructure to support sales of its new in-home drug detection and identification system. The Company has used an additional portion of the proceeds to repay the indebtedness to its bank described below.

      Investment Activities

Purchases of fixed assets for the six months ended June 30, 1995 were approximately $216,000. The Company anticipates that for the balance of 1995 it will require approximately $100,000 in capital additions. The funds required for this equipment would be provided by financing or investment activities. The Company has no additional major commitments for capital purchases at this time.

The Company's Canadian subsidiary has determined that its current facility is no longer adequate for its purpose and accordingly has, as of July 29, 1995, signed a lease for a new, more modern, facility. Pursuant to the terms of the new lease, as an incentive to enter into the lease, the landlord will provide reimbursement for substantially all the expenses incurred in the relocation. The new facility is in the same general location as its existing facility. The lease on its existing facility, which expires August 31, 1995, has been extended through September 1995. The annual operating expenses under the new lease are substantially the same as they would have been under a renewal of the existing lease.

      Inflation

Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.


                         OPERATION HELD FOR SALE

Quarter Ended June 30, 1995 Compared to Quarter Ended June 30, 1994

Sales of services for the three months ended June 30, 1995 of $1,647,000 represents an increase of $369,000 (28.9%) from the same period in 1994. Labco's Environmental Division (the "Environmental Division") experienced an increase in sales of $510,000 (88.8%) due to volume increases of $295,000 from existing customers requesting radiochemical analysis and an existing customer's special project which generated sales of $99,000 for the three months ended June 30, 1995. Additional increases were due to another customer's large project, which generated $56,000 in the three months ended June 30, 1995 and volume increases of $60,000 from other existing customers. Labco's Mineral Division (the "Mineral Division"), which includes Mexico, experienced a decrease of $141,000 (70.2%) due to customer volume decreases caused by severe wet weather in the Sierra Mountains of California and Nevada in April and May 1995. Additionally, there were 1995 volume decreases relating to non-recurring 1994 sales of $105,000 from two special projects. These decreases were offset by sales in Mexico of $156,000 for the three months ended June 30, 1995, compared to no sales in Mexico for the same period in 1994. Mineral Division sales continue to increase, but are still below 1994 levels.

Gross profit as a percentage of sales for the three months ended June 30, 1995 was 30.7%, as compared to 12.8% for the same period in 1994. This increase was primarily due to a higher level of Environmental Division sales resulting in greater production efficiencies and fixed costs allocated over a larger sales base.

Selling and general and administrative expenses for the three months ended June 30, 1995 of $339,000 increased by $18,000 (5.6%) from the same period in 1994 primarily due to higher expenses for travel, director fees and professional fees.

Other expenses for the three months ended June 30, 1995 was $52,000 as compared to other income of $81,000 for the same period in 1994. In the 1994 period, there was a net recovery from a contingency reserve relating to the prior sale of Labco's Canadian subsidiary. The 1995 expenses were primarily related to foreign exchange losses on the Mexican operation and a non-recurring charge due to hazardous waste disposal.

The net income (including transactions with the Company) for the three months ended June 30, 1995 was $115,000 as compared to a net loss of $76,000 for the same period last year. This increase of $191,000 was primarily due to a higher level of Environmental Division sales, production efficiencies, and fixed costs allocated over a larger sales base, offset by higher general and administrative expenses, and the non-recurring other expense.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994


Sales of services for the six months ended June 30, 1995 of $3,089,000 represents an increase of $259,000 (9.2%) from the same period in 1994.
The Environmental Division experienced an increase of $603,000 (40.8%) due to volume increases of $251,000 from existing customers and an existing customer's large project which generated sales of $254,000 for the six month period ended June 30, 1995. Additionally, there was another customer's special project, which generated $102,000 for the six months ended June 30, 1995. The Mineral Division, which includes Mexico, experienced a decrease of $344,000 (25.5%) due to customer volume decreases in the first five months of 1995 caused by severe weather in their operating area. Additionally, there were 1995 volume decreases related to non-recurring 1994 sales of $193,000 from two special one time projects. These decreases were offset by sales in Mexico of $220,000 for the six months ended June 30, 1995 compared to no sales in Mexico for the same period in 1994.

Gross profit as a percentage of sales for the six months ended June 30, 1995 was 28.1% as compared to 19.8% for the same period in 1994. This increase was primarily due to a higher level of Environmental Division sales, production efficiencies and fixed costs allocated over a larger sales base.

Operating expenses for the six months ended June 30, 1995 of $689,000 increased by $26,000 (3.9%) from the same period in 1994 primarily due to higher general and administrative expenses (travel, director fees and professional fees).

Other expense for the six months ended June 30, 1995 was $60,000 as compared to other income of $64,000 for the same period in 1994. In the 1994 period, there was a net recovery from a contingency reserve relating to the prior sale of Labco's Canadian subsidiary. The 1995 expenses were primarily related to foreign exchange losses on the Mexican operation and a non-recurring charge due to hazardous waste disposal.

Net income (including transactions with the Company) for the six months ended June 30, 1995 was $118,000 as compared to a net loss of $40,000 for the same period in 1994. This increase of $158,000 was primarily due to a higher level of Environmental Division sales, production efficiencies, and fixed costs allocated over a larger sales base, offset by higher general and administrative expenses, and the non-recurring other expense.

Capital Resources and Liquidity

Cash totaled $92,000 at June 30, 1995, compared with $39,000 at December 31, 1994. The $53,000 increase in cash resulted from cash provided by operating activities of $199,000, which was offset by cash used in investing activities of $78,000 and net cash used in financing activities of $68,000 primarily for the reduction of long-term debt.

Cash used for purchase of property and equipment consisted of $78,000 for lab equipment.

Labco has a working line of credit from a lending institution. This line of credit is equal to 80% of Labco's eligible accounts receivable. This line of credit funds Labco's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of Labco's Radiochemistry License. This increase in the license gives Labco the ability to increase the radiochemistry analytical business. Labco's management believes that the existing line of credit agreement is adequate to meet Labco's working capital requirements for the next 12 months.

      Inflation

Inflation was not a material factor during the periods presented.


PART II  --  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

       (a)  Exhibits.

4.17              Unit Purchase Agreement and Forms of
                  Warrant Agreements by and between the
                  Company, Special Situations Fund III,
                  L.P. and Special Situations Cayman
                  Fund, L.P. dated May 9, 1995.

4.18              Form of Warrant Agreement by and
                  between the Company and Ontario
                  Development Corporation.

4.19              Form of Subscription Agreement and
                  Form of Warrant Agreement by and
                  between the Company and each of
                  Stanley S. Binder, John H. Davies,
                  Richard S. Rosenfeld, Helene Hollub,
                  Adam Street Joint Venture, Richard D.
                  Condon, John J. Harte, John D.
                  Abernathy and James C. McGrath.

4.20              Form of Warrant Agreement by and
                  between the Company and Barringer
                  Laboratories, Inc.
10.37       *     Credit Facility between the Company
                  and the Toronto Dominion Bank
_________________

* Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994, File No. 0-3207.


       (b)  Reports on Form 8-K.

            None.

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BARRINGER TECHNOLOGIES INC.
                                    (Registrant)



                                    /s/ Stanley S. Binder
                                        Stanley S. Binder
                                        President



                                    /s/ Richard S. Rosenfeld
                                        Richard S. Rosenfeld
                                      Vice President Finance, Chief Financial
                                      Officer and Treasurer (Principal
                                      Accounting and Principal Financial
                                      Officer)


Date:    August 21, 1995



                               INDEX TO EXHIBITS



Exhibit Number                                                     Page No.

4.17              Unit Purchase Agreement and Forms of
                  Warrant Agreements by and between the Company, Special Situations Fund III, L.P. and Special
                  Situations Cayman Fund, L.P. dated
                  May 9, 1995.

4.18              Warrant Agreement by and between the
                  Company and Ontario Development
                  Corporation, dated as of September 20,
                  1994.

4.19              Form of Subscription Agreement and
                  Form of Warrant Agreement by and
                  between the Company and each of
                  Stanley S. Binder, John H. Davies,
                  Richard S. Rosenfeld, Helene Hollub,
                  Adam Street Joint Venture, Richard D.
                  Condon, John J. Harte, John D.
                  Abernathy and James C. McGrath.

4.20              Warrant Agreement by and between the
                  Company and Barringer Laboratories,
                  Inc. dated as of April 7, 1995.