Form 10-Q/A
period 1995-06-30
BARRINGER TECHNOLOGIES INC
filed 1995-09-22
CIK 10119

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 1995
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  _____    No ______

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

Item 6    Exhibits and Reports on Form 8-K

                (a)  Exhibits.

4.17    *      Unit     Purchase
               Agreement   and   Forms    of
               Warrant  Agreements  by   and
               between  the Company, Special
               Situations Fund III, L.P. and
               Special   Situations   Cayman
               Fund, L.P. dated May 9, 1995.

4.18    *            Form   of  Warrant
               Agreement by and between  the
               Company      and      Ontario
               Development Corporation.

4.19    *                Form      of
               Subscription  Agreement   and
               Form of Warrant Agreement  by
               and  between the Company  and
               each  of  Stanley S.  Binder,
               John  H.  Davies, Richard  S.
               Rosenfeld,   Helene   Hollub,
               Adam  Street  Joint  Venture,
               Richard  D. Condon,  John  J.
               Harte, John D. Abernathy  and
               James C. McGrath.

4.20    *              Form   of  Warrant
               Agreement by and between  the
               Company     and     Barringer
               Laboratories, Inc.
10.37   **              Credit  Facility
               between  the Company and  the
               Toronto Dominion Bank

27             Financial Data Schedule
_____________
*              Incorporated  by reference to  the  Company's
Quarterly Report on Form 10-Q for the period ended June  30,
1995, File No. 0-3207.

**           Incorporated by reference to Exhibit  10.36  to
the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994, File No. 0-3207.


      (b)  Reports on Form 8-K.

          None.

                         SIGNATURES


              Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BARRINGER TECHNOLOGIES INC.
                                (Registrant)




                                /s/Richard S. Rosenfeld
                                ---------------------------
                                Richard S. Rosenfeld
                                Vice President Finance, Chief
                                Financial Officer and Treasurer
                                (Principal Accounting and
                                Principal Financial Officer)


Date:  September 22, 1995

                      INDEX TO EXHIBITS


Exhibit Number                                             Page No.


27                           Financial Data Schedule