Form 10-Q
period 1995-09-30
BARRINGER TECHNOLOGIES INC
filed 1995-11-14
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1995

                                  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

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

                              (908) 665-8200
       ____________________________________________________________
       (Registrant's  telephone number, including  area code)
       ____________________________________________________________
       (Former name, former address and former fiscal year, if
                     changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [X]       No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  [ ]           No   [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value - outstanding as of November 8, 1995 - 3,411,572 shares

            BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                               INDEX

                 PART I    -- Financial Information

Item 1. Financial Statements.

            Consolidated Balance Sheets as of September 30,
            1995 (unaudited) and December 31, 1994;

            Consolidated Statements of Operations for the nine months and three months ended September 30, 1995 and 1994 (unaudited);

            Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1995 (unaudited);

            Consolidated Statements of Cash Flows for the nine months and three months ended September 30, 1995 and 1994 (unaudited);

            Notes  to  Consolidated  Financial  Statements  (unaudited);

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                     PART II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES




                  Part I - - Financial Information

Item 1. Financial Statements

            BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS)



   ASSETS                                  Sept 30, 1995      Dec 31, 1994
                                            (UNAUDITED)
Current      Cash and equivalents             $  151            $  267
assets:
             Receivables, less                  2,355            2,565
             allowance of $445 and $539
             Inventories                        1,419            1,790
             Net assets held for sale (note 4)    993              -
             Prepaid expenses and other           294              220
             Deferred tax asset (note 2)          225              225
                                                _______________________
             TOTAL CURRENT ASSETS               5,437            5,067

Property and                                      651            1,364
equipment, net

Other assets                                      101              361
                                                ______________________
             TOTAL ASSETS                      $6,189          $ 6,792


See notes to consolidated financial statements.




          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS)

LIABILITIES AND                                            Sept 30,       Dec 31,
 SHAREHOLDERS'                                               1995           1994
     EQUITY                                                (unaudited)
Current liabilities:    Bank indebtedness and other notes    $1,053       $ 1,160
                        Accounts payable                      1,217         1,632
                        Accrued liabilities                   1,389         1,393
                        Liabilities to operation held           485           -
                          for sale
                        Current portion of long-term debt       300           230
                                                              ___________________
                        TOTAL CURRENT LIABILITIES             4,444         4,415


Long term debt,
net of current portion                                           -            451
                        TOTAL LIABILITIES                     4,444         4,866
Minority interest                                                -            740

Shareholders'           Convertible preferred stock,             -            555
equity (notes 9         $1.25 par value, 1,000 shares
and 10):                authorized, 0 and 444  shares
                        outstanding, respectively
                        Class A convertible preferred           101           101
                        stock, $2.00 par value, 1,000
                        shares authorized, 82 shares
                        outstanding, less discount of
                        $64

                        Class B convertible preferred           635           635
                        stock, $2.00 par value, 730
                        shares authorized, 318 shares
                        outstanding

                        Common stock, $.01 par value,            34            29
                        7,000 and 5,000 shares
                        authorized, 3,412  and 2,872
                        shares outstanding,
                        respectively

                        Additional paid-in capital             17,542       16,036
                        Accumulated deficit                   (16,148)     (15,633)
                        Cumulative foreign currency              (406)        (524)
                        translation adjustment                  1,758        1,199
Less: common  stock in treasury at cost, 31 shares                (13)         (13)
                                                                _______      ______
                         TOTAL SHAREHOLDERS' EQUITY              1,745       1,186
                                                                  _____      ______
                         TOTAL LIABILITIES AND EQUITY          $ 6,189     $ 6,792
                                                               =======      ======

See notes to consolidated financial statements.



             BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   IN THOUSANDS EXCEPT PER SHARE DATA
                          (UNAUDITED)

                                    Three months ended        Nine months ended
                                       September 30,            September 30,
                                     1995           1994      1995        1994
Revenues from operations          $  1,434       $  1,593    $4,544      $5,299
Cost of sales                          952            823     2,844       2,958
                                      _________________________________________
   Gross profit                        482            770     1,700       2,341
                                      _________________________________________
Operating expenses:

  Selling, general                     656            742     1,956       2,139
  and administrative

  Unfunded research and development     29              4       133         178
                                      _________________________________________
                                       685            746     2,089       2,317
                                      _________________________________________
      Operating income (loss)         (203)            24      (389)         24
                                      __________________________________________
  Other income (expense):
    Interest                           (64)           (49)     (186)       (144)

  Other, net                           (35)           (45)      (83)         61
                                      __________________________________________
                                       (99)           (94)     (269)        (83)
                                      ___________________________________________
      Loss from continuing
      operations                      (302)           (70)     (658)        (59)

  Income from operation
     held for sale                     139             20       194           1
                                      ___________________________________________
      Net loss for the period         (163)           (50)     (464)        (58)

Preferred stock dividend requirements  (16)           (24)      (67)        (81)
                                       __________________________________________
      Net loss attributable to
      to common shareholders       $  (179)        $  (74)   $ (531)    $   (139)
                                   ==============================================
Per share data (notes 3 and 9):
  (Loss) continuing operations     $ (0.09)        $(0.03)   $(0.23)    $  (0.05)
  Income operation held for sale      0.04             -       0.06            -
                                   ______________________________________________
    Net loss per share             $ (0.05)        $(0.03)   $(0.17)    $  (0.05)

Weighted average shares outstanding  3,412          2,853     3,209        2,818
                                    ============================================

See notes to consolidated financial statements.


          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                   (IN THOUSANDS) (UNAUDITED)

                                                       Class A   Class B                Foreign
                                                   Conv.  Conv.     Conv.               Currency
                                Common   Paid-in   Pref.  Pref.     Pref.               Transl.
                                Stock    Capital   Stock  Stock     Stock    Deficit    Adjust
Balance Dec. 31, 1994          $ 29    $ 16,036    $555    $101     $635     $(15,633)  $ (524)

Sale of securities net            4         901
of expenses

Conversion of preferred stock     1         554    (555)

1995 dividend on preferred                   51                                   (51)
shares

Current period adjustment                                                                    118

Net loss                                                                         (464)
                               _________________________________________________________________________
Balance - September 30, 1995   $  34   $  17,542   $ 0     $101    $635      $(16,148)   $  (406)
                               ==================================================================

__________________________
*Net of receivable from sale of stock of $274.




See notes to consolidated financial statements.



          BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (IN THOUSANDS ) (UNAUDITED)

                                         Three months ended           Nine months ended
                                              September 30,            September 30,                    September  30,
                                          1995            1994       1995          1994
OPERATING ACTIVITIES
Net loss                                 $(163)        $  (50)      $(464)        $(58)

Items not affecting cash:
    Depreciation/amortization               81            228         390          625
    Minority interest                       -             (24)         -            (2)

    (Income) from operation held for      (139)                      (194)

    Other                                   24             225        105          (98)

Decrease (increase)in non-cash
  working capital balances related to:

     Continuing operations                 399             (67)      (264)      (1,066)

     Operation held for sale                -                -        352           -
                                           _____________________________________________
        Cash provided by (used
        in) operating activities            202             312       (75)        (599)
                                           ______________________________________________
INVESTING ACTIVITIES

Purchase of equipment and other            (128)           (482)     (390)        (639)

Release of cash held in escrow               -                -          -          225

(Increase) decrease in investment in
 operation held - for sale                   55              -        (78)            -

Operation held for sale                      -               -         10             -
                                            _____________________________________________
    Cash (used in) investing
       activities                           (73)          (482)       (458)       (414)
                                            _____________________________________________
FINANCING ACTIVITIES

Reduction in long-term debt                  -             (65)        (64)       (159)

Increase (reduction) in bank debt and
  other                                     (304)           48         (30)        543

Proceeds on issuance of securities and
other                                         -             -          905         243

Operation held for sale                       -             -         (394)         -
                                             ____________________________________________
      Cash provided by  (used
      in) financing activities               (304)        (17)         417         627
      activities
                                             ____________________________________________
(Decrease) in cash and cash equivalents      (175)       (187)        (116)       (386)

Cash at beginning of period                   326         287          267         486
                                             ____________________________________________
Cash at end of period                       $ 151      $  100       $  151       $ 100
                                             ============================================

See notes of consolidated financial statements


           BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS) (UNAUDITED)
                            (Continued)

                                       Three Months ended         Nine Months ended
                                          September 30,             September 30,
                                          1995         1994       1995        1994

CHANGES IN COMPONENTS OF
NON-CASH WORKING CAPITAL
BALANCES RELATED TO
CONTINUING OPERATIONS
                                          $83          $(119)     $(674)       $206

Receivables

Inventory                                  90            187        371         (950)

Other current assets                     (114)           (73)      (122)        (110)

Accounts payable and accrued
expenses                                  340            (62)       161         (212)
                                       ______________________________________________
(Decrease) increase in non-
cash working capital balances            $399           $(67)     $(264)     $(1,066)
                                         ============================================


Cash paid during the period of interest  $ 53           $ 70      $ 203      $   162
                                         =============================================
Cash paid during the period for income     -            $  7         -       $    14
taxes
                                         =============================================



See notes to consolidated financial statements.


              BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1995 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1995 and 1994, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Form 10-K for the year ended December 31, 1994. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

3. Per share data is based on the weighted average number of common shares outstanding. See note 9, below, for information concerning a one-for-four reverse stock split.

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


                     Condensed Results of Operations
                             (In Thousands)

                                        Three months        Nine Months
                                           ended               ended
                                       September 30,        September 30,
                                       1995         1994      1995       1994
                                       ________________________________________
         Revenues                     $1,867       $1,560   $4,956     $ 4,390

         Costs and expenses:

            Cost of sales              1,216        1,159    3,438       3,430

            Expenses                     356          357    1,105         958

                                       _______________________________________
                                       1,572        1,516    4,543       4,388

            Operating Income             295           44      413           2

            Minority interest            156           24      219           1
                                     _________________________________________
               Net Income            $   139     $     20   $  194      $    1
                                     =========================================

                         Condensed Balance Sheet
                        As of September 30, 1995
                             (In Thousands)


         Current assets                                $   1,290
         Property and equipment, net                         644
         Other assets                                        517
                                                           _____
              Total assets                             $   2,451
                                                           =====

         Current liabilities                                 663
         Long term debt                                       65
         Equity                                            1,723
                                                           _____
             Total liabilities and equity              $   2,451
                                                           =====

5. On May 9, 1995, the Company completed the private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an
    aggregate sales price of $750,000.   Each unit  ("Units") consists
    of 2,500 shares of the Company's common stock and a five year warrant to purchase 2,500 shares of the Company's common
    stock  at  $2.00  per  share.   In addition,  in  order  to  induce
    the institutional investors to enter into this transaction, an additional three year warrant to acquire 37,500 shares of the Company's common stock at $2.00 per share was issued. The
    Company has allocated a portion of the proceeds for working capital purposes and has used a portion of the proceeds to repay indebtedness owed by its wholly owned subsidiary, Barringer Research Limited, ("BRL") to its bank, Toronto-Dominion Bank
    (the "Bank").

    On June 30, 1995, the Company completed an additional private placement in which it sold an additional 28 Units, including 22 Units to 7 members of senior management and the Company's Board of Directors, for proceeds aggregating $168,000. This private placement did not include the additional three year warrant.

6. On September 28, 1995, the Company entered into an agreement (the "Agreement") with the Bank, pursuant to which the Bank agreed that the Company's Canadian subsidiary may have until September 30, 1995 to come into compliance with certain amended covenants specified in the Agreement. In exchange, the Company agreed to utilize a portion of the net proceeds it may receive upon the sale of its investment in Labco to increase the capital of BRL, the Company's Canadian subsidiary. In addition, the Company agreed to provide the
    Bank  with additional collateral to secure its advances to BRL.   As  of
    September 30, 1995, BRL was in compliance with such covenants. However, there is no assurance that the Company will continue to remain in compliance with such covenants during the fourth quarter or thereafter, nor as to the action, if any, the Bank would take upon such non-compliance.

7. Effective June 30, 1995, the Company, pursuant to the terms of its Certificate of Incorporation, as amended, converted all of the outstanding  shares  of the Company's convertible preferred  stock,  par value $1.25 per share, into shares of the Company's common stock, par value $0.01 per share, at a conversion ratio of 0.3217 shares of common stock for each outstanding share of convertible preferred stock. As a result, effective June 30, 1995, the Company issued 122,599 shares of common stock in exchange for 381,099 shares of the convertible preferred stock.

8. During the three months and nine months ended September 30, 1995, the Company was successful in renegotiating amounts due to certain vendors. Accordingly, the Company was able to reduce its liability to such entities by approximately $73,000 and $231,000, respectively.

9. At the Company's annual meeting, held on August 30, 1995, the shareholders approved a one-for-four reverse stock split (the "Reverse Split") of the Company's Common Stock, par value $0.01 per share, effective as of 11:58 p.m. on September 22, 1995. Accordingly, all share and per share data have been retroactively restated to reflect the Reverse Split.

10. At the Company's reconvened annual meeting, held on September  14,
    1995, the shareholders approved a proposed amendment to the Company's Certificate of Incorporation to increase the authorized shares of capital stock of the Company. Accordingly, the Company's authorized shares of Common Stock were increased from 5 million to 7 million shares (after giving effect to the Reverse Split discussed in note 9) and the Company's authorized shares of Preferred Stock were increased from 1 million shares to 4 million shares, effective as of 11:58 p.m. on September 22, 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                   BARRINGER TECHNOLOGIES INC.
                      AND SUBSIDIARIES

      Management's Discussion and Analysis of Results of Operations and
                        Financial Condition


In order to devote its full resources to its instrument business, primarily the further development, marketing and production of its new Model 400 IONSCAN[R] and the Company's newly introduced consumer product the Barringer DrugAlert[TM] System, the Company has determined to sell its 47% ownership in Labco. The Company is required to use a portion of the proceeds of a sale of Labco to repay indebtedness to Labco and to increase the capital of BRL. Labco is an analytical services company, principally engaged in environmental monitoring, geochemical analysis and image processing for the hydrocarbon, and mineral exploration
industries.   Since  such  a  sale would represent  the  disposal  of  a
separate   and  distinct  business  segment,  the  Company's   financial
statements, where appropriate, have been reclassified to reflect Labco as an operation held for sale. The remaining business segment develops, manufactures and markets specialty analytical instruments for security, law enforcement, exploration and environmental monitoring applications. Accordingly, management's discussion and analysis of financial condition and results of operations is presented on that basis.

                          CONTINUING OPERATIONS

Quarter ended September 30, 1995 compared to Quarter ended September 30, 1994

Instrument sales for the quarter ended September 30, 1995 decreased by $174,000, or 11.5%, compared to the same period last year. The decrease was the result of relatively flat unit sales at lower average selling prices for the Company's new Model 400 IONSCAN[R] which is less expensive than its predecessor. The Company relies upon sales to governmental agencies, which are subject to mandated procurement processes and budgetary constraints. As a result, the selling cycle for its products often extends over long periods, which can result in significant variations in quarterly sales.

Sales of the research and development and other business for the quarter ended September 30, 1995 increased by $15,000, or 18.8%, compared to the same quarter last year. The improvement was the result of continued work on a Cdn. $1,967,000 contract awarded to the Company in late 1994. The contract was for the design and construction of an airborne laser-fluorosensor system to precisely monitor the proliferation of oil spills in order to enhance environmental clean-up efforts. It is anticipated that the first unit will be completed in 1997.

The overall gross profit and the gross profit as a percentage of sales, for the Company, for the quarter ended September 30, 1995 decreased from $770,000 (48.3%) to $482,000 (33.6%) compared to the same quarter last year. The gross profit and the gross profit percentage on research and development and other business for the quarter ended September 30, 1995 decreased from $6,000 (7.5%) to a negative $170,000 (179%) compared to the same quarter last year. The negative gross profit in the research and development segment was caused by the reduced billings for the quarter not being sufficient to absorb the segments fixed overhead. As work accelerates on these contracts, the Company expects this trend will reverse. The gross profit and the gross profit percentage on instrument sales for the quarter ended September 30, 1995 decreased from $764,000 (50.5%) to $652,000 (48.7%) compared to the same quarter last year. The slight decrease in the gross profit in the instrument's segment was due primarily to product mix.

Selling, general and administrative expenses for the quarter ended September 30, 1995 decreased by $86,000, or 11.6%, over the comparable period last year. Selling and marketing expenses increased by $64,000, or 14.7%, due to the full impact of the French and United Kingdom offices which were just getting under way during the third quarter of 1994 and the costs associated with the Barringer DrugAlert[TM] sales and
marketing  program.   General and administrative expenses  decreased  by
$150,000, or 49.0%, due primarily to reductions aggregating $63,000 negotiated in amounts owed to suppliers of services. and $120,000 of additional income recognized on the termination of the Company's Canadian Pension Plan as of December 31, 1993.

Unfunded  research  and development expense, primarily  applied  to  the
Company's  IONSCAN[R]  technology, increased by  $25,000  or  625.0%.   As
manpower  is  required  for  funded  projects,  unfunded  research   and
development costs can fluctuate quarter to quarter. Interest expense increased by $15,000, or 30.6%, due to higher levels of borrowings and increased interest rates.

Other expense, net of income, in the quarter ended September 30, 1995 decreased by $10,000 or 22.2% over the same period in the prior year. The decrease occurred in various miscellaneous categories. Loss from continuing operations was $302,000 for the quarter ended September 30, 1995 as compared to a loss of $70,000 for the comparable quarter
last  year.   The increase in the loss  was  primarily  due  to
reduced  margins  on  reduced  sales  primarily  in  the  research   and
development segment.

Income from operations held for sale for the quarter ended September 30, 1995 of $139,000 is an increase of $119,000 compared to the same quarter last year. The improvement was due to the increased volume of sales and improved margins.


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

This analysis should be read in conjunction with the analysis of the third quarter appearing above which contains additional information. Instrument sales for the nine months ended September 30, 1995 decreased by $1,369,000, or 26.8%, over the same period last year. During this period last year, the Company was completing work on its Eurotunnel contract, which contributed greatly to sales. The Company substantially completed the Eurotunnel contract in April 1994.

Sales of the research and development business for the nine months ended September 30, 1995 increased by $614,000, or 315%, compared to the same period last year. The increase was the result of commencing work on a Cdn. $1,967,000 contract that was awarded to the Company in late 1994. The contract was for the design and construction of an airborne laser-fluorosensor system to precisely monitor the proliferation of oil spills in order to enhance environmental clean-up efforts. It is anticipated that the first unit will be completed in 1997.

The overall gross profit and the gross profit as a percentage of sales, for the Company, for the nine months ended September 30, 1995 decreased from $2,341,000 (44.2%) to $1,700,000 (37.4%) compared to the same period last year. The gross profit and the gross profit percentage on research and development and other business for the nine months ended September 30, 1995 decreased from a negative $74,000 (37.9%) to a
negative  $136,000 (16.8%) compared to the same period  last  year.   The
negative gross profit in the research and development segment was caused by the reduced billings for the third quarter not being sufficient to absorb the segments fixed overhead. As work accelerates on these
contracts,  the  Company  expects this trend will  reverse.   The  gross
profit  for  the  nine  months ended September 30, 1995  decreased  from
$2,415,000   to $1,836,000  compared to the same period last year  while the  gross  profit  as  a percentage of sales increased  from  47.3%  to
49.2%.   The  slight  increase in the gross profit  percentage  in  the instrument's segment was due primarily to maintaining higher sales prices on the discontinued Model 350 IONSCAN[R] which inventory costs were partially written down in 1994.

Selling, general and administrative expenses for the nine months ended September 30, 1995 decreased by $183,000, or 8.6%, over the comparable period last year. Selling and marketing expenses increased by $195,000, or 18.5%, due to the full impact of the French and United Kingdom offices which were just getting under way this time last year and the costs associated with the Barringer DrugAlert[TM] sales and marketing
program.   General and administrative expenses decreased by $378,000, or
34.8%, due primarily to reductions aggregating $227,000 negotiated in amounts owed to suppliers of services and $120,000 of additional income recognized on the termination of the Company's Canadian Pension Plan as of December 31, 1993. The Company continues to closely monitor its expenses.

Unfunded   research  and  development,  primarily  applied  to  IONSCAN[R]
technology,  decreased by $45,000, or 25.3%, from the comparable  period
in  1994.   As  resources  are  required for funded  projects,  unfunded research and development can fluctuate period to period.

Interest expense increased by $42,000, or 29.2%, due to higher levels of borrowings and increased interest rates.

Other expense, net of income, for the nine months ended September 30, 1995 was $83,000 as compared to other income, net of expense, of $61,000 for the same period last year. The major reason for the $144,000 unfavorable variance was due to a foreign exchange gain of $77,000 for the nine months ended September 30, 1994 against a foreign exchange loss of $89,000, primarily related to Canadian currency, for the comparable period this year.

Loss from continuing operations was $658,000 for the nine months ended September 30, 1995 as compared to a loss of $59,000 for the comparable period last year. The increase in the loss was due to reduced sales, lower margins coupled with the large swing from foreign exchange gains to losses relating primarily to Canadian currency.

Income from operations held for sale for the nine months ended September 30, 1995 of $194,000 as compared to income from operations held for sale of $1,000 for the comparable period last year. The improvement was due to the increased volume of sales and improved margins.

Capital Resources and Liquidity

  Operating Activities

The Company's reduced level of sales during the year ended December 31, 1994 and the first three quarters of 1995 and the resultant losses of $2,565,000 and $464,000, respectively, resulted in a severe cash shortage during the last half of 1994 and during all of 1995. The Company continues to restructure its payments to suppliers to conserve cash. The cash shortages have created dislocations in the production
process  and  have  caused  production inefficiencies.   The  Company
manufactures to a sales forecast one quarter in advance. To the extent that orders outpace the forecast, the Company may not be able to fill all its orders in a particular quarter. Orders not filled in one quarter will be backordered and filled in the following quarter.
The Company believes that this problem will resolve itself through the sale of its investment in Labco and sales of its remaining
Model 350 IONSCANS[R]. However, there can be no assurance that this problem will be resolved or that it will not get worse.

On March 28, 1995, the Company introduced Barringer DrugAlert System, a new consumer product, an in-home drug detection and identification system available to consumers, that will allow them to determine the
presence  of  illicit  drugs from the sampled areas.   The  Company  has
entered into  a  number  of distribution agreements in the United States
and overseas to market the product on behalf  of  the Company.   The
Company is in the process of evaluating a number of marketing techniques in order to determine the most effective means to maximize sales of this product in the United States. In connection therewith, the Company conducted a market test using a 60 second commercial which was aired on cable television networks in two selected geographical areas of the United States for a three week period. The results indicated that there are barriers to selling that must be better addressed in order to achieve success through this marketing technique. The Company is evaluating methodology in this regard. At the same time, the Company is also in the process of formulating a sales strategy to sell the product at retail pharmacies. A retail market test is now being planned and is expected to commence by the end of the fourth quarter. The Company does not anticipate significant sales of this product in 1995 and there can be no assurance that markets for this product will, in fact, develop or as to the timing thereof.

  Financing Activities

The Company has issued an interest bearing note to Labco in the amount of $452,000, which is currently due December 31, 1995 (the "Labco Note"). At December 31, 1994, the Company was in arrears on its interest payments pursuant to the Labco Note in the approximate amount of $18,000. In early 1995, Labco agreed to extend the due date on the Labco Note from May 31, 1995 to December 31, 1995, in exchange for which, on April 7, 1995, the Company issued to Labco a warrant which currently represents the right to purchase 6,250 shares of Common Stock at $4.00 per share, which warrant expires on April 6, 1997. At that time, the Company agreed that it would, on June 30, 1995, pay to Labco the accrued interest, including past due amounts on the Labco Note, which amounts have been paid in full. The Company intends to repay the principal of the Labco Note on or before the amended due date from the sale of its 47% interest in Labco and/or the proceeds from sales of the Company's securities. If the Company is unable to pay to Labco the principal amount of the Labco Note when due, the Company presently intends to negotiate an extension of time during which to pay such principal. If the Company is unable to repay such principal when due and is unsuccessful in obtaining an extension of time during which to pay the principal, the Company could lose its investment in Labco. Presently, the Company has pledged its stock of Labco to Labco and Labco is contractually entitled to such stock upon the Company's default on the Labco note. The Company continues to negotiate with several potential purchasers, including Labco, for its shares of Labco's common stock. However, there can be no assurance that the Company will be able to conclude any of those transactions or as to the timing thereof.

Pursuant to the terms of the line of credit arrangement Labco entered into with a commercial lender, Labco is prohibited from transferring funds to the Company in the form of dividends, loans or advances or repayments.

As a result of prior non-compliance under BRL's line of credit  with the Toronto-Dominion Bank (the "Bank") BRL'S borrowing under the line of credit exceeded the amount available thereunder. The Company has sought an extension of time from the Bank in which to come into compliance with the applicable borrowing. On September 28, 1995, the Company entered into an agreement with the Bank pursuant to which the Bank agreed that the Company's Canadian subsidiary may have until September 30, 1995 to come into compliance with certain amended covenants specified in the Agreement. In exchange, the Company has agreed to dispose of its interest in Labco and to increase the capital of BRL by an amount equal to the net proceeds of such sale. In addition, the Company agreed to provide the Bank with additional collateral to secure its advances to the Canadian subsidiary. At September 30, 1995, the Company was in compliance with
such covenants specified in the  agreement.   However, there  is  no
assurance that the Company will continue to remain in compliance with such covenants during the fourth quarter or thereafter, nor as to the action, if any, the Bank would take upon such non-compliance.

On  May  9,  1995,  the  Company completed a private  placement  of  its
securities  to  two  institutional  investors.   The  private  placement
consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit (a "Unit") consists of 2,500 shares of the Company's common stock and a five year warrant to purchase 2,500 shares of the Company's common stock at $2.00 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 37,500 shares of the Company's
common  stock  at  $2.00  per  share was  issued.   In  another  private
placement on June 30, 1995, the Company sold an additional 22 Units to seven of its Officers and Directors for aggregate proceeds of $132,000 and sold an additional six Units to two other private investors for aggregate proceeds of $36,000. The additional Units did not contain the additional three year warrant contained in the May 9, 1995 private
placement.   The  Company has allocated a portion of  the  proceeds  for working capital purposes, principally for manufacturing the Company's new Model 400 IONSCAN[R] and related sales and promotional expenses, including up to $150,000 to develop a sales, marketing and operational infrastructure to support sales of its new in-home drug detection and identification system. The Company has used an additional portion of the proceeds to repay indebtedness owed by its Canadian subsidiary to its Bank.

  Investment Activities

Purchases of fixed assets for the nine months ended September 30, 1995 were approximately $319,000. The Company anticipates that for the balance of 1995 it will require approximately $20,000 in capital additions. The funds required for this equipment would be provided by financing or investment activities. The Company has no additional major commitments for capital purchases at this time.

BRL had determined that its current facility is no longer adequate for its purpose and accordingly had, as of July 29, 1995, signed a lease for a new, more modern, facility. Pursuant to the terms of the new lease, as an incentive to enter into the lease, the landlord will reimburse BRL for substantially all the expenses incurred in the relocation. The new facility is in the same general location as BRL's existing facility. The annual operating expenses under the new lease are substantially the same as they would have been under the former lease. The Company commenced BRL's relocation in mid-September.

  Inflation

Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.


                         OPERATION HELD FOR SALE


Quarter Ended September 30, 1995 Compared to Quarter Ended September 30,
1994

Sales of Services for the three months ended September 30, 1995 of $1,867,000 represents an increase of $307,000 (19.7%) from the same period in 1994. The Environmental Division experienced an increase in sales of $523,000 (69.6%) due to volume increases of $157,000 from existing customers requesting radiochemical analyses and an existing customer's special project, which generated sales of $138,000 for the three months ended September 30, 1995. Additional increases were due to volume increases of $149,000 from other existing customers, and new customer's  sales  of  $79,000 in the three months ended  September  30,
1995.   Environmental  Division October, 1995 sales  were  substantially ahead of October, 1994 sales and Management believes sales for the rest of the year will equal 1994 sales levels. The Mineral Division, which includes Labco's Mexican operation, experienced a decrease of $216,000 (19.7%) due to customer's cancellation of drilling projects as a result of the severe wet weather in the Sierra Mountains of California and Nevada in April and May 1995. Additionally, there were 1995 volume decreases related to non-recurring 1994 sales of $90,000 from two
special  one  time  projects.   These decreases  were  offset  by  sales
increase in Mexico of $89,000 due to the addition of new customers in Mexico. Mineral Division sales should continue to increase for the rest of the year, but will still be below 1994 sales levels.

Gross profit as a percentage of sales for the three months ended September 30, 1995 was 34.9% as compared to 25.7% for the same period in 1994. This increase was primarily due to higher Environmental Division sales, production efficiencies in the Environmental Division resulting from higher sales, and fixed costs allocated over a larger sales base.

Selling, general, and administration expenses for the three months ended September 30, 1995 of $336,000 were at approximately the same level as those from the 1994 period.

Other expenses for the three months ended September 30, 1995 were $20,000 compared to $23,000 for the same period in 1994. This decrease in other expenses of $3,000 was due to higher interest income and higher other income, which increased $18,000 from 1994, offset by strategic alliance expense of $18,000 and translation loss of $3,000. Other income of $3,000 was higher than 1994 other expenses of $14,000, the latter of which reflected compensation expense of $13,000 related to short term borrowings from a related party. Strategic alliance expense is related to professional fees paid to an independent investment banking firm to evaluate Labco and to identify potential sources of additional debt or equity financing.

For the three months ended September 30, 1995, Labco had income before income taxes of $295,000 compared to income before income taxes of $43,000 for the same period in 1994. This increase of $252,000 was primarily due to higher Environmental sales, production efficiencies in the Environmental Division, fixed costs allocated over a larger sales base, and higher interest income, offset by strategic alliance expense of $18,000 and translation loss of $3,000.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Sales of Services for the nine months ended September 30, 1995 of $4,956,000 represents an increase of $566,000 (12.9%) from the same period in 1994. The Environmental Division experienced an increase of $1,126,000 (50.4%) due to volume increases of $408,000 from existing customers requesting radiochemical analyses, an existing customer's large project, which generated sales of $254,000, additional volume increases of $31,000 from other existing customers and new customer's sales of $193,000. Additionally, there was another customer special project which generated sales of $240,000 in the nine months ended September 30, 1995. Environmental Division October, 1995 sales were ahead of October, 1994 sales and Management believes sales for the rest of the year will equal 1994 sale levels. The Mineral Division, which includes Mexico, experienced a decrease in sales of $560,000 (25.9%) due to customer volume decreases in the first five months of 1995 related to the cancellation of drilling projects caused by severe wet weather in the Sierra Mountains of California and Nevada.

Additionally, there were 1995 volume decreases related to non-recurring 1994 sales of $283,000 from two special one time projects. These decreases were offset by sales in Mexico of $324,000 for the nine months ended September 30, 1995 compared to sales of $15,000 in Mexico for the same period in 1994.

Gross profit as a percentage of sales for the nine months ended September 30, 1995 was 30.6% as compared to 21.9% for the same period in 1994. This increase was primarily due to higher Environmental Division sales, production efficiencies in the Environmental Division resulting from higher sales, and fixed costs allocated over a larger sales base.

Selling, general and administrative expenses for the nine months ended September 30, 1995 of $1,025,000 increased by $27,000 (2.7%) from the same period in 1994 primarily due to higher general and administrative expenses, including travel, directors fees, and professional fees.

Other expenses for the nine months ended September 30, 1995 were $80,000 compared to other income of $41,000 for the same period in 1994. This increase in other expenses of $121,000 was due to income of $76,000 from the net recovery of a contingency reserve in the nine months ended September 30, 1994, 1995 expenses consisting of a non-recurring charge of $20,000, strategic alliance expense of $30,000, and translation loss of $19,000 from Labco's Mexican subsidiary, offset by higher interest income and other income. The non-recurring charge is Labco's estimated cost to dispose of six 50-gallon barrels of hazardous waste, for which Labco had previously paid, however, the vendor went out of business. As such under current environmental laws and regulations, Labco is still responsible for the proper disposal of this waste. Strategic alliance expense is related to professional fees paid to an independent investment banking firm to evaluate Labco and to identify potential sources of additional debt or equity financing. The recovery of the contingency reserve in the three months ended September, 1994 was related to the warranties, representations, and guarantees made by Labco in the 1992 sale of its Canadian subsidiary. These warranties, representations, and guarantees expired on May 31, 1994.

For the nine months ended September 30, 1995, Labco had income before income taxes of $413,000 compared to income before income taxes of $3,000 for the same period in 1994. This increase in income of $410,000 was primarily due to higher Environmental sales, production efficiencies in the Environmental Division, and fixed costs allocated over a larger sales base. These increases were offset by higher general and administrative expenses, the non-recurring charge of $20,000, strategic alliance expense of $30,000, translation losses of $19,000, relating to Mexican currency and the recovery of the contingency reserve of $76,000, which incurred in 1994.

Capital Resources and Liquidity

Cash and cash equivalents totaled $333,000 at September 30, 1995, compared with $39,000 at December 31, 1994. The $294,000 increase in cash and cash equivalents resulted from cash provided by operating activities of $712,000 which was offset by cash used in investing activities of $164,000 and net cash used in financing activities of $254,000 primarily for the reduction of long-term debt.

Cash used for investing activities was for the purchase of property and equipment consisting of $70,000 of lab equipment, $60,000 of vehicles, and $34,000 of computer hardware and software to upgrade the Laboratory Information Management System.

Labco has a working line of credit from a lending institution. This line of credit is equal to 80% of Labco's eligible accounts receivable. This line of credit is used to fund Labco's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of Labco's Radiochemistry License. This increase in the license gives Labco the ability to grow the radiochemistry analytical business. Management believes that the existing line of credit agreement is adequate to meet Labco's working capital requirements for the next 12 months.


Inflation

Inflation was not a material factor in either the sales or the operating expenses of Labco during the periods presented herein.



                      PART II - - OTHER INFORMATION

              BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

   (a) The 1995 Annual Meeting of the Stockholders of the Company was held on August 30, and reconvened on September 14, 1995.

   (b)    Not applicable

   (c)(1) The results of the voting at the Annual meeting of the Stockholders were as follows:

  1. Election of Directors:


     Nominee                  For            Withheld
     Stanley S. Binder      11,762,189        372,511
     John H. Davies         11,770,631        364,069
     John J. Harte          11,765,631        369,069
     Richard D. Condon      11,766,631        368,069
     John D. Abernathy      11,770,059        364,109
     James C. McGrath       11,766,631        368,069

  2. Amendment to the Company's Certificate of Incorporation to effect a one-for-four reverse stock split of the Company's common stock, par value $0.01 per share ("Common Stock"):

     Holders of the Common Stock
     For:11,034,253 Against:732,410 Abstain:128,324   Not-voted:239,715

     Holders of the Preferred Stock
     For: 214,226   Against:6,875   Abstain:18,612    Not-voted:134,637

     Holders of All Classes of Stock
     For:11,248,479 Against:739,285 Abstain:146,936   Not-voted:374,352


  3. The ratification of the appointment of BDO Seidman, LLP, as independent auditors of the Company's 1995 financial statements.

     For:  11,855,243     Against:  110,149       Withheld:169,308

     (c)(2) The results of the voting at the reconvened Annual Meeting of Stockholders were as follows:

     1. Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company from 7,000,000 to 12,000,000, comprised of 7,000,000 shares of Common Stock, 1,000,000 shares of Convertible Preferred Stock, par value $1.25 per share and 4,000,000 shares of Preferred Stock, par value $2.00 per share.


     Holders of the Common Stock
     For:6,458,821 Against:1,278,602  Abstain: 1,124,950 Not-voted: 3,3554,424

     Holders of the Class A Preferred Stock
     For: 399,009   Against:25,488  Abstain:      0   Not-voted:      0

     Holders of the Class B Preferred Stock
     For: 271,234   Against:     0  Abstain:      0   Not-voted:      0

     Holders of All Classes of Stock
     For: 7,129,064  Against: 1,304,090  Abstain: 1,124,950 Not-voted: 3,554,424



Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
                None

    (b)  Reports on Form 8-K.

                   Item 5. Other Events - On September 28, 1995 the Company filed a Report on Form 8-K regarding its entry into an agreement with the Toronto-Dominion Bank.


              BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BARRINGER TECHNOLOGIES INC.
                                          (Registrant)





                                          /S/ Stanley S. Binder
                                          _____________________
                                          Stanley S. Binder
                                          President





                                          /S/ Richard S. Rosenfeld
                                          ________________________
                                          Richard S. Rosenfeld
                                          Vice President, Finance,
                                          Chief Financial Officer,
                                          (Principal Accounting Officer
                                          and Principal Financial Officer)



Date: November 13, 1995