Form 10-K
period 1995-12-31
BARRINGER TECHNOLOGIES INC
filed 1996-04-01
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.
               For the fiscal year ended December 31, 1995

                 Commission File Number:  0-3207

                  Barringer Technologies Inc.
     (Exact name of registrant as specified in its charter)

                        Delaware                  84-0720473
                (State or Other            (I.R.S. Employer
                Jurisdiction of            Identification No.)
                Incorporation or
                Organization)

           219 South Street, New Providence, NJ  07974
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,346,000 as of March 25, 1996.

Indicate the number of shares of each of the issuer's classes of common stock, outstanding as of the latest practicable date.

                              Outstanding as of March 25, 1996
   Common Stock, $.01 par value          3,479,131


                          TABLE OF CONTENTS


                                                              Page

                               PART I

Item   1.   Business                                             3
Item   2.   Properties                                          10
Item   3.   Legal Proceedings                                   11
Item   4.   Submission of Matters to a Vote of Security Holders 11

                               PART II

Item   5.   Market  for  Registrant's  Common  Stock  and  Related
            Stockholder Matters                                 11
Item   6.   Selected Financial Data                             13
Item   7.   Management's Discussion and Analysis of  Financial
            Condition and Results of Operations                 14
Item   8.   Financial Statements and Supplementary Data         23
Item   9.   Changes in  and Disagreements with Accountants
            on Accounting and Financial Disclosure              23

                              PART III

Item  10.   Directors,  Executive Officers, Promoters  and
            Control Persons of the Registrant                   23
Item   11.  Executive Compensation                              25
Item   12.  Security  Ownership of Certain  Beneficial
            Owners  and Management                              28
Item   13.  Certain Relationships and Related Transactions      30


                               PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K



                               PART I


Item 1.  Business

(a)  General

       Barringer Technologies Inc. and its subsidiaries (except where otherwise indicated, collectively, the "Company") are principally engaged in the following areas of business: (1) the development and marketing of analytical instruments for the high sensitivity
detection   of  chemicals,  including  explosives  and   drugs   (the
"Instruments Business"), conducted by Barringer Instruments, Inc. ("BII") and Barringer Research Ltd., wholly-owned subsidiaries of the Company, and (2) contract research for industrial companies and various government agencies (the "Research and Development Business"). The Company has also recently entered the consumer products business with its consumer product, which is a home drug detection and identification kit.

        At December 31, 1995, the Company owned 26% of Barringer Laboratories, Inc. ("Labco"). Labco provides comprehensive laboratory-based analytical and consulting services in the United States and Mexico, including environmental monitoring and geochemical analysis for the hydrocarbon and mineral exploration industries.

       In early 1995, the Company commenced negotiations with respect to a possible sale of its interest in Labco in order to obtain cash to fund its other operations. On December 13, 1995, the Company sold back to Labco 647,238 shares of Labco stock in exchange for cancellation of intercompany obligations and a cash payment. This transaction reduced the Company's investment in Labco from 47% to 26%. Accordingly, the Company reclassified its financial statements, where appropriate, to reflect this operation as an investment in an unconsolidated subsidiary and will account for this investment on the equity method. See Note 2 of the Notes to Consolidated Financial Statements.

      On August 30, 1995, the Company's stockholders at the Company's Annual Meeting approved a one-for-four reverse stock split, which went into effect on September 25, 1995. Where appropriate, all information has been changed to reflect this action.

       The Company was incorporated under the laws of the State of Delaware on September 7, 1967. The Company's principal executive office is located at 219 South Street, New Providence, New Jersey 07974 (telephone (908) 665-8200).

Recent Developments

       During 1995, the Company was unable to generate sufficient positive cash flow from operations to meet the Company's cash requirements. As a result, the Company experienced interruptions and inefficiencies in production and continues to obtain extended payment
terms  from  its  vendors.   If the Company  is  unable  to  generate
sufficient cash from its operations or other sources, the Company may not be able to achieve its growth objectives and may have to curtail development and marketing activities.

       On  March  28, 1995, the Company introduced its  new  consumer product,  which  is an in-home drug detection and identification  kit available to consumers that will allow them to determine the presence of  illicit drugs from sampled areas.  After limited market  testing, it  became  apparent  that  a successful  marketing  program  has  to overcome certain barriers that exist relating to the consumer's reluctance to purchase the product. Management believes that the product has good potential and  intends to  devote appropriate resources to
this product when such resources become available.   In  the meantime,
it is proceeding with limited distribution to further  test its packaging
and other marketing strategies.  However, there can be no   assurances  that
the Company will have the resources to successfully market this product, or that it will be able to overcome the psychological barriers of its intended customers or as to the timing thereof.

       On May 9, 1995, the Company completed the private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit ("Unit") consisted of 2,500 shares of the Company's common stock and a five year warrant to purchase 2,500 shares of the Company's common stock at $2.00 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 37,500 shares of the Company's common stock at $2.00 per share was issued.

       On June 30, 1995, the Company completed an additional private placement in which it sold an additional 28 Units, including 22 Units to 7 members of senior management and the Company's Board of Directors, for proceeds aggregating $168,000. This private placement did not include the additional three year warrant.

       Effective June 30, 1995, the Company, pursuant to the terms of its Certificate of Incorporation, as amended, converted all of the outstanding shares of the Company's convertible preferred stock into shares of the Company's common stock at a conversion ratio of 0.3217 shares of common stock for each outstanding share of convertible preferred stock. As a result, effective June 30, 1995, the Company issued 122,599 shares of common stock in exchange for 381,099 shares of the convertible preferred stock.

      On August 30, 1995, the Company's stockholders at the Company's Annual Meeting approved a one-for-four reverse stock split of the Company's common stock, which went into effect on September 25, 1995. See Note 7 of Notes to Consolidated Financial Statements.

       On September 14, 1995, the Company's stockholders, at the reconvened Company's Annual Meeting, approved a proposed amendment to the Company's Certificate of Incorporation to increase the authorized shares of capital stock of the Company. See Note 7 of Notes to Consolidated Financial Statements.

       On September 28, 1995, the Company entered into an Agreement with the Toronto-Dominion Bank pursuant to which the Bank agreed that the Company's Canadian subsidiary ("BRL") had until September 30, 1995 to come into compliance with certain covenants specified in the
Agreement.   In  exchange,  the Company  agreed  to  dispose  of  its
interest in Labco and to remit a portion of the proceeds to BRL.   In
addition, the Company provided the Bank with additional collateral to secure its advances to BRL. At September 30, BRL was in compliance with these requirements. However, at December 31, 1995 BRL was not in compliance with the minimum working capital requirement and at January 31, 1996 and February 29, 1996, BRL's borrowings under the line of credit exceeded the amount available thereunder. The bank has notified BRL of such default, and without waiving any other remedies available to it, will charge BRL an interest rate of 21% on the excess of such allowable borrowings. Based upon the Company's historical sales patterns and sales through March 22, 1996, BRL anticipates being in compliance with the borrowing formula as of March 31, 1996. However, there can be no assurances that the Company will be in compliance with the terms of the facility or that the Company will remain in compliance in the future. Management believes that the Bank will continue to provide funding according to past practices, however, the Company cannot predict what actions, if any,
the Bank may take or as to the timing thereof.   See Note 5 of Notes to
Consolidated  Financial Statements.

        In March 1996, the Company received notification from NASDAQ that  the Company  was  not  in  compliance with the minimum  $1.00 bid price requirement necessary for continued listing of the Company's shares of common stock on The Nasdaq Stock Market SmallCap Market during the ninety day period ending March 5, 1996. The Company subsequently filed an appeal with NASDAQ to maintain its listing and has furnished
additional  information  requested  by   the qualifications committee.
Management cannot predict the outcome of the appeal. Should the Company be delisted, it would expect to be traded on the Bulletin Board.

(b)  Financial Information About Industry Segments

       Reference is made to the information set forth in Note 12 to the Consolidated Financial Statements of the Company included herein for financial information regarding the Company's industry segments.

(c)  Description of the Company's Business

Instruments Business

       The Company designs, develops and manufactures analytical instruments which are used for security, environmental, earth science and process control applications. The development and design of these analytical instruments have been derived from the Company's contract research and development programs, supplemented by internal funding when appropriate. This business segment carries out product engineering, fabrication, assembly and test functions, and oversees quality control in accordance with strict industrial standards.

       Revenues generated by the Instruments Business for the years ended December 31, 1993, 1994 and 1995 were $6,761,000, $5,216,000 and $5,250,000, respectively. Operating income (loss) for the years ended December 31, 1993, 1994 and 1995 were $1,709,000, ($1,075,000)
and $268,000, respectively. Identifiable assets attributable to the Instruments Business at December 31, 1993, 1994 and 1995 were $6,363,000, $5,486,000 and $7,589,000, respectively.

        The Company has developed an Ion Mobility Spectrometer ("IONSCAN") for use in the detection of chemicals, including heroin and cocaine, and various types of explosives, including plastiques. The development of the IONSCAN product line has been funded in part by Transport Canada and Revenue Canada. Pursuant to an agreement with the Canadian government, in exchange for the funding provided by Transport Canada and Revenue Canada, Revenue Canada is receiving a royalty payment equal to 1% of sales of all IONSCAN units.

        Management believes that the success of the IONSCAN product line is essential to the Company's future profitability. The Company is actively marketing the IONSCAN product line in the United States, Canada, Central and South America, Europe, Asia, Africa and the Middle East. The Company has directed its sales and marketing efforts substantially toward Federal, state, local and foreign law enforcement, penal and regulatory agencies as well as toward military agencies. During 1995, the Company has been actively researching new applications for its technology. No assurances can be given as to whether the Company's efforts to expand its sales and marketing in this manner will be effective.

        The Company has 20 employees responsible for sales and marketing efforts, who are aided by technical support employees as
needed.   Additionally,  the  Company  has  agreements  with  several
independent   sales   representatives  who  are  marketing   IONSCAN
instruments  in  selected areas around the world.   The  Company  has
entered into sales representation agreements with Mitsubishi Heavy Industries for certain Far Eastern countries and has established offices in Paris, France for certain European, Middle Eastern and African countries and in the United Kingdom for the United Kingdom, Germany and the Scandinavian countries.

       The Company also manufactures specialized instruments that cover a wide range of applications in earth sciences, environmental monitoring and on-line process control. Because of their unique character, the Company manufactures and sells a limited number of such instruments, and such instruments constitute an insignificant part of the Company's business. The hardware components of the products marketed by the Instruments Business are not proprietary to the Company, but are generally available products manufactured by third-party suppliers. Management believes that the Instruments Business is not significantly impacted by seasonal variation.

       The Company expended approximately $182,000, $362,000 and $151,000 on research and development for the Instruments Business in 1993, 1994 and 1995, respectively, substantially all of which related specifically to the development of IONSCAN. All of these amounts were funded by the Company.

       Customers. The Company's sales of IONSCAN units to date have been substantially to Federal, state and foreign governmental agencies and military agencies. Such sales are dependent upon budgetary allocations for drug interdiction and security efforts. Governmental budgetary processes are unpredictable and have resulted in substantial lead times between the Company's initial marketing and sales efforts and ultimate budgetary approvals for the purchase of IONSCAN units. The Company is attempting to expand its markets to other customers, but to the extent the Company continues to be dependent on orders from governmental agencies and military forces it will continue to be subject to and affected by governmental budgetary processes and constraints.

       During 1995, no customer accounted for more than 10% of the consolidated revenues of the Company. During 1994, one customer accounted for 10.8% of the consolidated revenues of the Company. During 1993, no customer accounted for more than 10% of the consolidated revenues of the Company. During 1995, five customers in the aggregate accounted for approximately $1,156,000, or 22.2% of revenues attributable to the Instruments Business. During 1994, three customers in the aggregate accounted for approximately $2,095,000 or 40.2% of revenues attributable to the Instruments Business. During 1993, three customers in the aggregate accounted for approximately $2,655,000, or 39%, of revenues attributable to the Instruments Business.

       Competition. The Company competes with a number of companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal competitive factors in the market for security devices include technological expertise, price, marketing, ease of use and speed of analysis. The Company believes that it competes effectively within this market based on the price of its IONSCAN product, the product's compact size, ease of use and speed of analysis. Nonetheless, the Instruments Business competes directly with major manufacturers of instruments for security, environmental, earth sciences and process control applications. Because of these considerations, the Company markets its IONSCAN technology and products in cooperation with other larger entities where necessary.

       The Company's major competitor for IONSCAN technology is Thermedics, Inc. ("Thermedics"). The Company believes that its product is smaller and more competitively priced than the Thermedics product and performs its analysis faster than the Thermedics product.

        The Company also competes with the present use by various law enforcement agencies of canines to locate the presence of explosives or drugs. Although the strengths of canines are their sensitivity of smell and their ability to follow a trail, the Company believes that IONSCAN is more effective and cost efficient than canines, because IONSCAN can operate 24 hours a day whereas canines can work diligently for only a short period of time. Additionally, IONSCAN has greater selectivity than canines and will identify the substance located by it whereas canines react to various substances but cannot analyze or identify their composition.

        The Company has little competition in the manufacture of  the
limited   number  of  non-IONSCAN  instruments  that  it  sells   in
connection with the Instruments Business.

Research and Development Business

        The Research and Development Business, chiefly conducted by Barringer Research Ltd. ("BRL"), the Company's wholly-owned subsidiary, carries out contract research and development for various government agencies and for industries in which financial and other resources are provided primarily by the customer. Presently, a primary objective of the Research and Development Business is to develop new IONSCAN applications which will permit the Instruments Business to penetrate new markets.

        Revenues generated by the Research and Development Business for the years ended December 31, 1993, 1994 and 1995 were $1,009,000, $298,000 and $1,052,000, respectively. Operating losses for the years ended December 31, 1993, 1994 and 1995 were $56,000, $208,000 and $311,000, respectively. Identifiable assets attributable to the Research and Development Business at December 31, 1993, 1994 and 1995 were $325,000, $302,000 and $275,000, respectively. Management believes that the Research and Development Business is not significantly impacted by seasonal variation.

        Customers. During each of 1993, 1994 and 1995, no customer of the Research and Development Business accounted for more than 10% of the consolidated revenues of the Company. During 1995, one customer accounted for approximately $962,000 or 91.5% of the revenues attributable to the Research and Development Business; in 1994, three customers in the aggregate accounted for approximately $230,000, or 77.2%, of the revenues attributable to the Research and Development Business; and in 1993, three customers in the aggregate accounted for approximately $517,000, or 51%, of the revenues attributable to the Research and Development Business.

        Competition. The Company's Research and Development Business competes with a large number of other companies which have substantially greater financial and other resources. The principal competitive factors in this market include quality of results, turnaround time and price. The Company believes that it competes effectively in this area of its business due to its technological expertise in its IONSCAN technology and ability to price its technologies and services competitively.

Consumer Products Business

        On March 28, 1995, the Company introduced its new consumer product, which is an in-home drug detection and identification kit that  allows  the Company to determine the presence of illicit  drugs from sampled areas. The kit contains a specially prepared sample collector that the consumer uses to collect particles from the target  surface  or objects  most  likely  to contain drug traces, such  as  desk  tops, telephones,  door  knobs, steering wheels, etc.
The consumer then returns the sample to the Company in the sample return bag provided. The Company analyzes the substances captured by the sample collector using its IONSCAN analytical instrument. The consumer is
then provided  with  the results either by mail or by telephone.   If  the
consumer wishes to remain anonymous, he does not have to provide his name and address with the returned sample collector, but can utilize his unique sample number to get the results by calling the Company.
The direct response, test marketing program was not considered successful and accordingly, the product is currently being prepared for retail distribution, primarily to pharmacies. The product sells for approximately $35, which includes the cost of analysis.

        The Company is primarily utilizing its existing personnel in the sales and marketing and administration of this product. It is expected that additional personnel will be added as required. The hardware components of the products marketed by the Consumer Products Business are not proprietary to the Company, but are generally available products manufactured by third-party suppliers. Management believes that the Consumer Products Business is not significantly impacted by seasonal variation.

        The Consumer Products Business is not yet a significant line of business.

        Customers.   The Company has not yet developed a  significant
customer base in this line of business.

        Competition. The Company does not know of any companies currently competing with it in providing non-invasive detection and identification capability. Nonetheless, there are other manufacturers and consumer product companies that have the capability to enter this market, many of which have significantly greater financial, technical, and marketing resources than the Company. Although the Company has just begun operating in this market, the Company believes that the principal competitive factors in this market include marketing, price, accuracy, reputation and turnaround time.

Employees

        As of December 31, 1995, the Company and its subsidiaries had 61 full-time employees and 4 part-time employees. None of the Company's employees is represented by any union, and the Company considers its relationships with its employees to be satisfactory.

Patents and Trademarks

        The Company holds, through BRL, an aggregate of 10 patents throughout the world related to equipment, systems and techniques. While such patents may be regarded as having substantial value, the Company's current business is not deemed to be materially dependent upon either the aggregate of such patents or any one of them. The Company believes that its IONSCAN registered trademark has gained recognition in the markets for the Company's instrument products and is a valuable trademark; however, the Company does not believe that the Instruments Business is dependent on the trademark. Management believes that only segment of the Company's business in which patents play a significant role is the Instrument Business.

Backlog

        As of December 31, the backlog of orders by industry segment believed to be firm was as follows for each of the following years:

                                           1995          1994

          Research and Development      $ 480,000    $ 1,580,000
          Instruments                     594,000         -
          Consumer Products                  -            -
                                       $1,074,000    $ 1,580,000

        The Company expects to ship all of its backlog in the current year.

(d)   Financial Information about Foreign and Domestic Operations and
      Export Sales.

        For information with respect to financial information about foreign and domestic operations and export sales, reference is made to the information set forth in Note 12 to the Consolidated Financial Statements of the Company included herein, and see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2. Properties.

        The  Company  does  not own any real property.   The  Company
leases space as follows:

                          Square     Annual    Lease
                          Footage    Lease     Expiration    Type

  219 South Street        4,910     $78,000    March 1998    Sales, service and
  New Providence, NJ                                         administrative


  1730 Aimco Boulevard   28,480     $76,000*   August 2005   Office, research
  Toronto, Ontario, Canada                                   laboratory and
                                                             manufacturing

  Aeroport De Paris       1,060     $21,000    January       Sales and service
    Roissytech
  BP10614-1 Rue Du
    Cercle
  95724, Roissy C.D.G.,
    France

  Manor Royal             1,560      $9,000   February 1998  Sales and service
  Crawley, West Sussex
  England  RH10 2QU
________________________
* Increases to $115,000 on September 1, 2000


Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1995.

                               PART II

Item 5.   Market  for  Registrant's  Common  Equity  and   Related
          Stockholder Matters

       The Common Stock is quoted on the NASDAQ interdealer quotation system (small cap listing). Its symbol is BARR. On March 22 , 1996, there were approximately 964 holders of record of the Common Stock. The following table sets forth the high and low bid quotations per share of Common Stock for each quarter of the two fiscal years ended December 31, 1994 and 1995 as reported by NASDAQ and adjusted to reflect the one-for-four reverse stock split effected September 25, 1995 (such quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions).
                                             Common Stock
                                            High            Low
                 1994
       First Quarter...................   $11.24           $9.00
       Second Quarter..................     9.24            6.00
       Third Quarter...................     6.76            4.00
       Fourth Quarter..................     4.52            2.00

                1995
       First Quarter...................    $6.88           $1.25
       Second Quarter..................     5.00            2.00
       Third Quarter...................     4.25            2.25
       Fourth Quarter..................     3.25            0.50

        In March 1996, the Company received notification from NASDAQ that the Company was not in compliance with the minimum $1.00 bid price requirement necessary for continued listing of the Company's shares of common stock on The Nasdaq Stock Market SmallCap Market
during  the  ninety  day period ending March 5,  1996.   The  Company
subsequently filed an appeal with NASDAQ to maintain its' listing and has furnished additional information requested by the qualifications committee. Management cannot predict the outcome of the appeal. Should the Company be delisted, it would expect to be traded on the Bulletin Board.

        The Company has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company is prohibited from paying cash dividends on the Common Stock unless full cumulative dividends have been paid or set aside for payment on the Company's Class A Convertible Preferred Stock and Class B Convertible Preferred Stock, which dividends, at the option of the Company, are payable in cash or shares of the Common Stock. The Company is further restricted from paying cash dividends under the terms of an Indenture between the Company and The Colorado National Bank of Denver as Trustee, dated July 15, 1981, under which the Company's 12-1/2% Subordinated Convertible Debentures were issued. The Company's ability to pay dividends may also be limited in the future by any legal or contractual restrictions placed on the abilities of its subsidiaries to pay dividends to the Company.

Item 6.  Selected Financial Data

        The following selected consolidated financial data have been derived from the Company's consolidated financial statements for each of the five years ended December 31, 1995. These selected financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere herein. The information presented herein has been reclassified to reflect Labco as being accounted for under the equity method of accounting.

                          SELECTED FINANCIAL DATA

                                             Years Ended December 31,
                                  1995   1994     1993     1992    1991
                                 (in thousands, except per share data)

  OPERATIONS STATEMENT

  Sales of goods and services    $6,374  $5,514  $ 7,770  $2,838  $1,963
  Costs of goods and services     3,804   4,269    3,930   2,211   1,703
  Gross profit                    2,570   1,245    3,840     627     260

  Operating expenses              3,456   3,714    3,299   2,341   3,365

  Income (loss) from operations    (886) (2,469)     541  (1,714) (3,105)
  Other  income (expense)          (292)    (89)    (101)    (49)   (219)
  Income tax benefit
      (provision)                   -       (75)     153       -      -

  Income (loss) from
    continuing operations       $(1,178 $(2,633)  $  593 $(1,763) $(3,324)

  PER SHARE DATA (1991 - 1994
  restated to reflect reverse
  stock split)

  Income (loss) per share from
    continuing operations       $ (0.39) $(0.97)  $ 0.20  $(0.92)  $ (1.84)

   Weighted average shares        3,283   2,827    2,570   2,135     1,862
     outstanding (in thousands)

  BALANCE SHEET DATA              1995*     1994     1993    1992    1991

  Working capital (deficit)    $   370    $  652   $2,912   $   27  (1,027)
  Current assets                 3,672      5067    7,000    2,835   2,639
  Total assets                   4,735     6,792    8,939    4,805   3,983
  Current liabilities            3,302     4,415    4,088    2,808   3,666
  Long-term liabilities             10       451      581      759     344
  Shareholders' equity (deficit) 1,325     1,186    3,646      709     (27)


* Barringer Laboratories was held for sale and not consolidated in 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1995 Compared to 1994

        Sales of all instruments increased by $34,000, or 0.07%. Sales of Ionscan instruments and related product decreased by
approximately   $200,000,  or  3.9%  on  increased  unit   sales   of
approximately  60%.  This was due to the selling  price  of  the  new
Model 400 IONSCAN, which was introduced in the first quarter of 1995, being priced approximately 30% less than the Model 350 which was the only available product during 1994. This reduction in selling price, coupled with the unit being smaller, lighter and containing more features, has resulted in significantly more unit sales. Sales of instruments other than Ionscan products increased by approximately $240,000 principally due to the award in 1995 of the heavy water analyzer contract, which will be completed in mid-1996. The Company has been successful in selling many of its older Model 350 units, but still has a significant number of units remaining in its inventory. Accordingly, the Company has reduced the carrying value of the remaining finished units. Although management believes that it will dispose of substantially all of its Model 350 inventory by the end of 1996, there can be no assurance that such sales will occur as planned or the price at which such sales may occur.

       Revenues of the research and development business increased by approximately $754,000, or 253.0%. The improved sales are attributable to work performed under the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser-fluorosensor system The contract has a value of approximately Cdn. $1,967,000, with a substantial portion of that Contract being billed in 1995.

        The  Company's  Consumer products business, formed  in  March
1995, did not achieve significant sales during 1995. After limited market testing, it became apparent that a successful marketing program has to overcome certain barriers that exist relating to the consumer's reluctance to purchase the product. Management believes that the product has good potential and intends to devote appropriate resources to this product, when such resources become available. In the meantime, it is proceeding with limited distribution to further test its packaging and other marketing strategies. The Company does not anticipate significant sales of this product in 1996 and there can be no assurance that markets for this product will develop or as to the timing thereof.

        Gross profit for all businesses as a percentage of sales for the year ended December 31, 1995 increased to 40.3% from 22.6% in 1994. The gross profit as a percentage of sales for the Research and Development business improved to a negative 14.2% from a negative 44.6% in 1994. The improvement was due to higher volume absorbing a greater portion of the fixed overhead. The gross profit as a percentage of sales for the Instruments business increased to 53.1% from 26.4%. The 1995 gross profit was impacted by the write down of the carrying value of the Model 350 inventory aggregating approximately $450,000 of which approximately $160,000 relates to excess spare parts inventory and the balance to finished goods partially offset by an $800,000 charge against its Model 350 inventory taken in 1994. The Consumer Products Business had negative gross profit due primarily to the expensing of tooling, software and other development costs.

       Selling, general and administrative expenses in 1995 decreased
by  approximately  $47,000,  or 1.4%  over  1994.   Selling  expenses
increased   by  $759,000,  or  48.3%.   The  increase  is   primarily
attributable to the expenses associated with the Company's French and United Kingdom offices being open for a full year and the marketing associated with the DrugAlert product. General and administrative expenses decreased by approximately $806,000, or 45.3% over 1994.
This reduction was attributable primarily to a Canadian pension recovery of $147,000 relating to the 1993 conversion of the Canadian pension plan from a defined benefit plan to a money purchase plan; a reduction in accounts payable of $226,000 relating to a settlement of professional fees and the effect of staff and expense reductions implemented in late 1994.

       Unfunded research and development in 1995, applied to IONSCAN technology, decreased by approximately $211,000, or 58.3%. The 1994 level was attributable to the completion of the development of the Company's new Model 400. The level of unfunded research and development engaged in by the Company is primarily a function of the availability of resources, both financial and personnel, that is available at the time.

        Interest expense increased by approximately $38,000, or 18.8% over 1994 levels. The increase is the result of higher levels of borrowing, at higher interest rates.

       Other expense, net of income in 1995 was approximately $52,000 as  compared to other income, net of expense in 1994 of approximately
$113,000.   The difference of $165,000 was attributable primarily  to
the changes in exchange rates which generated a gain of $135,000 in 1994 compared to a loss of $79,000 in 1995. The balance of the differences relate to several different accounts of income and expense that may not recur from year to year.

       1994 Compared to 1993

        Sales of all instruments for 1994 decreased by $1,545,000 or 22.8%, over 1993. The decrease was attributable to several factors. Management believed that the pending introduction of the Company's new Model 400 IONSCAN caused a deferral of purchases until the Model 400 was available. Furthermore, because the Company relies upon sales to governmental agencies, which are subject to mandated procurement processes and budgetary constraints, the selling cycle for its products often extends over long periods, which can result in significant variations in quarterly sales. The Company believed its sales in the fourth quarter of 1994 were significantly impacted by these factors. Because of the announcement of the Model 400, the Company anticipated that its remaining Model 350's will be sold at lower prices over a longer period of time than previously expected. Accordingly, it offered reduced prices to certain customers as inducements to secure more timely purchase commitments and had reduced prices on outstanding quotations in order to expedite buying decisions. Based upon the favorable initial reaction to its Model 400, the Company believed that the Company's instrument sales will increase in 1995. In addition, in late March 1995, the Company's
Canadian operation received a contract to build 4 heavy water analyzers for use at a nuclear facility in Asia. The contract is valued at Cdn. $984,000 with delivery in mid-1996. See Item 1, "Business -- Description of the Company's Business."

       Revenues of the Research and Development Business decreased by $711,000, or 70.5%, in 1994 compared to 1993. Most of the Company's past research and development projects have been from Canadian governmental agencies. Many of these agencies experienced budget cutbacks which reduced the amount of research and development funds available. However, the Company has been awarded a contract to design and build an airborne laser-fluorosensor system, by the Emergencies Science Division, Environment Canada. The contract has a value of approximately Cdn. $1,967,000, with a substantial portion of that Contract being billed in 1995. The Company has several proposals outstanding involving potential new applications of its IONSCAN technology with U.S., Canadian and European governmental agencies. As a result of these factors, 1995 revenues for the Research and Development Business were significantly improved from 1994.

        Gross profit for the Instrument and Research and Development Businesses as a percentage of sales for the year ended December 31, 1994 decreased from 49.4% in 1993 to 22.6% in 1994. The gross profit as a percentage of sales on the Research and Development Business decreased from 6.5% to a negative 44.6% and the gross profit as a percentage of sales on the Instruments Business decreased from 55.8% to 26.4%. As a result of the decline in the value of its inventory of Model 350s, which resulted from the introduction of the Model 400, the Company has provided approximately $800,000 in inventory and other charges against the remaining inventory of Model 350s. This charge reduced the Instruments Business's gross profit percentage by approximately 15.3%. The remaining decrease in gross profit percentage was due primarily to volume variances as a result of cutbacks in planned Model 350 production to meet the anticipated reduction in sales levels.

       Selling, general and administrative expenses in 1994 increased by $235,000, or 7.5%, over 1993. Selling expenses decreased by $274,000, or 14.9%, as a result of reduced commissions resulting from reduced unit sales during 1994, offset in part by the expenses incurred in connection with the opening of the Company's Paris office. General and administrative expenses increased by $509,000, or 40%, primarily as a result of the impact of Canadian pension expense of approximately $100,000 in 1994 against a pension credit of $206,000 in 1993, which was the result of converting from a defined benefit plan to a money purchase plan similar to the 401(k) savings plans available to the Company's U.S. employees. Also, payroll costs increased during the first three quarters of the year, in
anticipation   of   increased  volume  which  did  not   materialize.
Subsequently, significant staff reductions were implemented. In addition, a reserve against accounts receivable of approximately $110,000 was established.

       Unfunded research and development in 1994, applied to IONSCAN technology, doubled to $362,000 from 1993 levels. The increase was primarily attributable to the development of the Company's new Model 400 instrument.

        Interest expense increased by $38,000, or 23.2%, as a result of higher average borrowings and rising interest rates.

       Other income, net of expense, in 1994 was $113,000 as compared to $34,000 in 1993, an increase in other income of $79,000 or 232%. Although this category consists of several different accounts of income and expense that may not recur from year to year, the single biggest increase in income was in the foreign exchange account which increased by $99,000. Sales of IONSCAN units are quoted in U.S. dollars, while production costs are in Canadian dollars. As a result of the weakening of the Canadian dollar against the U.S. dollar during 1994, substantial foreign exchange gains were realized.

        In 1994, the Company had a net reduction in its Canadian deferred tax assets of $75,000. In 1993, the Company had a net tax benefit of $153,000, composed of prior years' assessments by Revenue Canada of $147,000 and a net recognition of $300,000 in Canadian deferred tax assets.

Capital Resources and Liquidity

       Operating Activities

        The Company incurred substantial net losses during the three years ending December 31, 1992, primarily as a result of the Company's change in its business strategy from airborne exploration to development of analytical specialty instruments, especially an advanced proprietary Ion Mobility Spectrometer called IONSCAN (See
Item 1, "Business"). For the year ended December 31, 1993, the Company recorded its first year of profitability in recent history, with a recorded net income of $595,000. The Company was unable to sustain profitability and incurred net losses of $2,565,000 and $827,000, for the years ended December 31, 1994 and 1995,
respectively.  As   a  result  of  the  continuing  losses,  the
Company continues to experience periodic severe cash shortages. The Company has cut operating expenses and restructured its payments to suppliers to conserve cash.

        The Company follows the practice of manufacturing to a sales forecast and, as a result, may have an inventory imbalance when sales are not realized in the same time frame as units are manufactured.

       In December 1995, the Company completed a sale of a portion of its investment in Labco. The proceeds were added to working capital. The Company will endeavor to sell its remaining interest in Labco, subject to the conditions contained in the Stock Purchase Agreement. See Note 2 of Notes to Financial Statements for additional information.

       Financing Activities

        In the past, the Company has obtained financing through the private sale of its equity securities and from working capital lines of credit.

       On May 9, 1995, the Company completed the private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit ("Unit") consisted of 2,500 shares of the Company's common stock and a five year warrant to purchase 2,500 shares of the Company's common stock at $2.00 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 37,500 shares of the Company's common stock at $2.00 per share was issued.

        On June 30, 1995, the Company completed an additional private placement in which it sold an additional 28 Units, including 22 Units to 17 members of senior management and the Company's Board of Directors, for proceeds aggregating $168,000. This private placement did not include the additional three year warrant.

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

        On August 30, 1995, the Company's stockholders at the Company's Annual Meeting approved a one-for-four reverse stock split, which went into effect on September 25, 1995. See note 7 of Notes to Consolidated Financial Statements.

        Both the Company and its Canadian subsidiary have substantial tax loss and research and development tax credit carryforwards to offset projected 1995 and 1996 tax liabilities.

        The  Company has been experiencing cash flow shortages  since
mid-1994.   This  is  the result of the need for capital  to  support
higher levels of accounts receivable and inventory caused primarily by uneven sales patterns during the quarters. This situation was exacerbated by the Company's converting its production from its Model 350 IONSCAN to its newly introduced Model 400 IONSCAN. The Company needs additional amounts of capital in order to proceed with product and applications development. During 1995 the Company did not generate positive cash flow from operations. During the middle of the year, the Company was able to generate additional cash to meet its cash requirements through a private equity placement. If additional capital is required in the future in excess of cash generated by operations, the Company presently intends to raise such additional capital through the private placement of its equity and/or debt securities and/or the sale of the remaining stock in its 26% ownership in Labco. However, there can be no assurances that the Company will be able to raise the needed capital or as to the terms or timing thereof.

        On September 28, 1995, the Company entered into an Agreement with the Toronto-Dominion Bank pursuant to which the Bank agreed that the Company's Canadian subsidiary ("BRL") had until September 30, 1995 to come into compliance with certain covenants specified in the
Agreement.   In  exchange,  the Company  agreed  to  dispose  of  its
interest in Labco and to remit a portion of the proceeds to BRL.   In
addition, the Company provided the Bank with additional collateral to secure its advances to BRL. At September 30, BRL was in compliance with these requirements. However, at December 31, 1995 BRL was not in compliance with the minimum working capital requirement and at January 31, 1996 and February 29, 1996, BRL's borrowings under the line of credit exceeded the amount available thereunder. The bank has notified BRL of such default, and without waiving any other remedies available to it, will charge BRL an interest rate of 21% on the excess of such allowable borrowings. Based upon the Company's historical sales patterns and sales through March 22, 1996, BRL anticipates being in compliance with the borrowing formulas as of March 31, 1996. However, there can be no assurances that the Company will be in compliance with the terms of the facility or that the Company will remain in compliance in the future. Management believes that the Bank will continue to provide funding in accordance with past practices, however, the Company cannot predict what actions, if any, the Bank may take or as to the timing thereof.

        The Company's 12-1/2% Convertible Subordinated Debentures ("Debentures"), in the principal amount of $300,000 comes due on July
15,  1996.   Although the Company believes that it will  be  able  to
generate  sufficient cash in order to repay the principal  when  due, there can be no assurances that it will be able to do so in the  time
necessary  to avoid a default under the terms of the Debentures.   If
the Company has insufficient funds to repay the Debentures, it will seek amendments, waivers, extensions, modifications and/or other measures in order to prevent such default. However, there can be no assurances that the Company will be successful in preventing such a default.

       Investment Activities

        Purchases of fixed assets for the years 1993, 1994 and 1995 were $120,000, $490,000 and $359.000, respectively. During this three-year period, the investments made by the Company were primarily for IONSCAN related equipment.

        During 1995, the incremental cash required for the DrugAlert product line was approximately $75,000.

        The Company anticipates that for 1996 it will require approximately $150,000 in fixed asset additions. The Company has no major commitments for capital purchases at this time. The funds required for this equipment would be provided by financing or investment activities.

        Pursuant to the terms of a Stock Purchase Agreement, dated December 8, 1995, between the Company and Labco, on December 13, 1995 the Company sold to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000. The purchase price consisted of $300,000 in cash, cancellation of all amounts owed by the Company to Labco pursuant to certain intercompany agreements and cancellation of $57,000 in accounts receivable due to Labco. The proceeds were added to working capital. The Company continues to own approximately 26% of Labco's common stock outstanding. See note 2 of Notes to Consolidated Financial Statements for additional information.

       Inflation

       Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.


      Disclosure Regarding Forward Looking Statements

        The Private Securities Litigation Reform Act of 1995 provides a
"safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K includes information that is forward looking, such as the Company's opportunities to increase sales through among other things, the development of new applications and markets for its Ionscan equipment and technology, its success with its DrugAlert product line, exposure to fluctuations in foreign currencies and periodic liquidity and capital requirements. The matters referred to in forward looking statements could be affected by the risks and incertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of both foreign and domestic governmental budgeting decisions and the timing thereof the ability of the Company to successfully develop abd market new product applications and the ability of the Company to comply with the covenants of its loan agreements as well as certain other risks described in Item 7 in "Managements Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.


Item 8.  Financial Statements and Supplementary Data.

        Financial statements and supplementary financial information are contained on pages __ through ___.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

       Not applicable.

                              PART III

Item 10.  Directors and Executive Officers of the Registrant.


   Name                Position with the Company and Affiliates     Director Since
Stanley S. Binder      Director, President and Chief Executive          1991
                       Officer of the  Company; Director of Barringer
                       Laboratories, Inc. ("Labco").

John H.Davies          Director and Executive Vice President            1992
                       of the Company; President and Chief
                       Executive Officer of Barringer Research
                       Ltd.

John J. Harte          Director and Vice President,                     1986
                       Special  Projects, of the  Company;
                       Chairman of the Board of Labco.

Richard  D. Condon     Director of the Company                          1992

John D. Abernathy      Director of the Company                          1993

James  C. McGrath      Director of the Company                          1994

Richard S. Rosenfeld   Vice President-Finance, Chief Financial
                       Officer, Treasurer and Assistant Secretary
                       of the Company                                    --

Kenneth S. Wood        Vice President and Secretary of the
                       Company; President of Barringer Instruments,
                       Inc. ("BII")                                      --

      Mr. Stanley S. Binder, 54, is a Director and the President and Chief Executive Officer of the Company. He is also a Director of
Labco.   From  July  1977  to May 1989, Mr. Binder  served  as  Chief
Financial Officer to Keystone Camera Products Corporation, Clifton, New Jersey, and its predecessors, the principal business of which was the manufacture of low cost point and shoot cameras. Keystone Camera Products Corporation filed a petition for protection under the bankruptcy laws in January 1991. In July 1989, Mr. Binder joined the Company and has since held the following offices with the Company:
President from 1989 to the present date, Chief Operating Officer from 1989 to June 1990, Chief Financial Officer from 1989 until July 1993, and Chief Executive Officer from July 1990 to the present date. Mr. Binder is also an independent general partner in the Special
Situations Fund III, L.P., a substantial investor in the Company. See Item 13, "Certain Relationships and Related Transactions."

     Mr.  John  H.  Davies,  60,  is a Director  and  Executive  Vice
President of the Company and the President and Chief Executive Officer of Barringer Research Ltd.("BRL"). Mr. Davies joined BRL in 1967 and has been an Executive Vice President and Director of the Company since January 1992. Mr. Davies has served BRL as a Vice President, and a Senior Vice President; and currently as BRL's President (since 1984) and Chief Executive Officer (since August
1989).

     Mr. John J. Harte, 54, is a Director and Vice President, Special Projects, of the Company and Chairman of the Board of Labco, and has held such positions since joining the Company and Labco in 1986. He is a certified public accountant and, since 1978, has been and continues to be a Vice President of Mid-Lakes Distributing Inc., a manufacturer and distributor of heating and air conditioning parts and equipment located in Chicago, Illinois.

     Mr. Richard D. Condon, 61, has been a Director of the Company since February 1992. From 1989 through 1995, he has worked as a consultant to and director of Analytical Technology, Inc., Boston, Massachusetts, a scientific instrumentation company.

     Mr.  John  D.  Abernathy, 59, a Director of  the  Company  since
October, 1993, is a certified public accountant and, since January 1995, has been Executive Director of Patton Boggs LLP, a law firm. He is also a Director of Oakhurst Capital, Inc., a distributor of automotive parts and accessories; and since June 1995, he has been a
Director   of  Wahlco  Environmental  Systems,  Inc. which  designs,
manufactures and sells air pollution control and power plant efficiency equipment. From March 1994 to January 1995, he was a financial and management consultant. From March 1991 to March 1994, he was the Managing Director of Summit Solomon & Feldesman, a law firm in dissolution since March 1993. From July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm.

    Mr. James C. McGrath, 53, a Director of the Company since January 1994, is an international security consultant. Since July 1989, he has been President of McGrath International, Inc., a management consulting firm specializing in the security field.

     Mr. Richard S. Rosenfeld, 49, is a certified public accountant and has been Vice President-Finance and Chief Financial Officer of the Company since July 1993; he has also been the Treasurer and Assistant Secretary of the Company since January 1992, and was a consultant to the Company from July 1991 to December 1991. From July 1984 to October 1990, he was Controller, Vice President-Finance, for Keystone Camera Products Corporation, Clifton, New Jersey, the principal business of which was the manufacture of low cost point and shoot cameras. Keystone Camera Products Corporation filed a petition for protection under the bankruptcy laws in January 1991.

    Mr. Kenneth S. Wood, 45, has been a Vice President of the Company and the President of BII since January 1992 and the Secretary of the Company since March 1993. He was Vice President of Operations for BII from April 1990 to January 1992. From July 1978 until April 1990, he was Program Director for Lockheed Electronics, the principal business of which is aerospace and defense electronics.

     All Directors are elected by the holders of the Company's common stock, par value $.01 per share ("Common Stock"), the Company's Class A convertible preferred stock, par value $2.00 per share ("Class A Convertible Preferred Stock"), and the Company's Class B convertible preferred stock, par value $2.00 per share ("Class B Convertible Preferred Stock"), to serve one (1) year terms or until their successors shall be elected and shall qualify. Mr. Binder has an employment and consulting agreement with the Company. See Item 11, "Certain Compensation Arrangements." Other officers serve at the discretion of the Board of Directors.

     There are no family relationships among any of the directors and executive officers.

     Under Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, executive officers, and persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in such ownership to the Securities and Exchange Commission. These persons also are required to furnish the Company with a copy of all
Section 16(a) forms they file. The Company is obligated to disclose any failures to, on a timely basis, file such reports. To the Company's knowledge, based solely on a review of such reports and any amendments thereto which have been furnished to the Company, the Company has not identified any reports required to be filed during the 1995 fiscal year that were not filed on a timely manner.

Item 11.  Executive Compensation.

Executive Officer Compensation.

    The following table sets forth the compensation paid for the past three fiscal years to the President and Chief Executive Officer of the Company and each other executive officer of the Company whose total annual salary and bonus are $100,000 or more:


                        SUMMARY COMPENSATION TABLE

                               Annual Compensation                  Long-Term Compensation
                                                           Other
                                                           Annual    Restricted    Securities
Name  and Principal                                        Compen-   Stock         Underlying     LTIP           All Other
      Position                  Year    Salary    Bonus    sation    Awards        Options        Payouts     Compensation(1)

Stanley S. Binder               1995   $171,491     -         -        -            45,000          -           $  5,940
President  and Chief            1994    167,757     -         -        -               -            -              5,940
Executive  Officer              1993    148,272   $17,400     -        -               -            -              5,492

John  H.  Davies                1995    125,775*    -      $12,149     -            31,250          -
  Executive Vice                1994    120,582*    -         -        -               -            -              5,741*
  President  of  the            1993    115,785*   15,600     -        -               -            -
  Company; President
  and Chief Executive
  Officer of Barringer
  Research Ltd.

Kenneth  S. Wood                1995    114,190      -        -        -            26,250          -              2,283
 Vice  President and            1994    109,751      -        -        -              -             -              2,436
 Secretary  of  the             1993     97,874    14,400     -        -              -           2,386
 Company; President
 of Barringer Instruments,
  Inc.

Richard  S. Rosenfeld           1995     96,000      -        -        -            22,500          -              4,410
  Vice  President Finance,      1994     90,400      -        -        -               -            -              4,545
  Treasurer  and  Chief         1993     68,094    12,600     -        -               -            -              1,976
  Financial Officer of the
  Company

___________________________
* Amounts converted to US dollars at the average exchange rate for the respective year.

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

      The other annual compensation for Mr. John Davies represented the payment of previously accrued and unpaid vacation pay.

      The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the executives included in the Summary Compensation Table above. None of such options is presently exercisable.


                       OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                     Individual Grants

                                          Percent of Total
                        Number of         Options/SARs                                   Potential Realizable Values
                        Securities        Granted to            Exercise                 At Assumed Annual Rates of
                        Underlying        Employees in          or Base                  Stock Price Appreciation for
   Name                 Options/SARs      Fiscal Year(3)        Price     Expiration            Option Term
                        Granted (#)(2)                         ($/sh)       Date           5%($)              10%($)

_______________________________________________________________________________________________________________________

Stanley S. Binder         45,000             24.80%                $2.00  3/10/2000        $25,865        $54,946
John H. Davies            31,250             17.20%                $2.00  3/10/2000        $17,268        $38,157
Kenneth S. Wood           26,250             14.50%                $2.00  3/10/2000        $14,505        $32,052
Richard S. Rosenfeld      22,500             12.40%                $2.00  3/10/2000        $12,432        $27,473

(1)  The Company did not grant any stock appreciation rights in 1995.
(2) For a description of certain terms of the options listed above, see Note 7 of Notes to Consolidated Financial Statements.
(3) Options covering a total of 181,375 Shares of Common Stock were granted in 1995.

      The following table sets forth information with respect to the executive officers named in the foregoing Summary Compensation Table concerning the exercise of stock options during 1995 and unexercised options held by such executive officers as of December 31, 1995, the end of the last fiscal year:

               AGGREGATED OPTION EXERCISES IN 1995 AND
                  FISCAL YEAR-END OPTION VALUES

                        Individual Grants

                                                                              Value of
                                                                              Unexercised
                                                                              in-the-Money
                                                  Number of Securities        Options at
                                                  Underlying Unexercised      Year-End
                 Shares  Acquired     Value       Options  at Year-end        Exercisable/
Name             On Exercise        Realized(1)   Exercisable/Unexercisable   Unercisable



Stanley S. Binder      -              -                   0/45,000                 -

John H. Davies         -              -                   0/31,250                 -

Kenneth S. Wood        -              -                  3,000/38,250              -

Richard S. Rosenfeld   -              -                  1,250/27,500              -
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

Directors' Compensation.

     The Board has adopted a compensation plan for outside directors.
Outside directors are entitled to an annual retainer paid at the rate of  $2,500 per quarter and a fee of $1,000 for each meeting attended.
In  addition,  outside directors are eligible to participate  in  the
1991 Warrant Plan (as described below).  Although Mr. Harte is a non-
employee   director,  he  does  not  participate  in  the   Company's
compensation  plan for non-directors.  Mr. Harte receives  a  fee  of
$2,000 per month for services he renders to the Company, and a fee of
$1,000 for each meeting he attends in his capacity as a director.

     The  Board  of Directors has adopted the 1991 Directors  Warrant
Plan (the "1991 Warrant Plan"). Under the 1991 Warrant Plan, each non-employee director, upon election or appointment to the Board, will be sold, at $0.40 per warrant, 3,750 warrants, each of which may be exercised within five years to purchase one share of Common Stock at an exercise price to be determined by the Board at the time of such sale, which exercise price shall not be less than the market price for the shares underlying the warrants at the time of issuance of such warrants. The 1991 Warrant Plan provides that each such new director shall use the first quarterly director's fees to pay the purchase price for such warrants.

Certain Compensation Arrangements.

     The  Company  has  entered  into an  Employment  and  Consulting
Agreement with Stanley S. Binder, the  President  and  Chief Executive
Officer  of  the  Company,  (the "Employment  Agreement"),  pursuant to  which  Mr.  Binder  receives compensation  for  his services as
President of  the  Company  at  an initial  annual  rate  of $120,000, subject  to  increases  equal  to percentage  increases  in the
Consumer Price  Index  as  well  as  by increases   authorized   by
the  Company's  Executive   Compensation Committee.   Mr.  Binder's
annual salary effective May  31,  1994  is $171,491.   The Employment
Agreement renews automatically each  year, unless  either party gives the other six months prior written  notice of  non-renewal.  In addition, the Employment Agreement provided  for the  grant  to Mr.
Binder of an option to purchase 25,000  shares  of Common  Stock  at an  exercise  price  of  $4.00  per  share,  which approximated market value at the time that the Employment  Agreement was  executed.
The  Employment Agreement  also  provided  that  the Company  would grant to Mr. Binder a non-qualified option to purchase 25,000  shares of  Common Stock at an exercise price  of  $8.00  per share, subject to anti-dilution provisions, which option would become exercisable immediately as to all shares subject thereto.  Such  non-qualified option has been exercised by Mr. Binder, pursuant  to  the Stock
Option  Exercise Program.  See Item 13, "Certain Relationships
and   Related  Transactions."   Mr.  Binder  does  not  receive   any
additional compensation for his services to Labco.  During 1995,  Mr.
Binder  received a non-qualified option to purchase 45,000 shares  of the Company's common stock at $2.00 per share.

Compensation Committee Interlocks and Insider Participation.

     The Company's Executive Compensation Committee (the "Committee")
is  comprised  of Messrs. Abernathy, Harte and McGrath.   During  the
fiscal  year  ended December 31, 1995, Mr. Harte was  also  the  Vice
President,  Special Projects, of the Company.  Messrs. Abernathy  and
McGrath  were not officers or employees of the Company during  fiscal
1995.

     The  Company owns a 26% common share equity interest  in  Labco.
Mr.  Harte  is Chairman of the Board of Labco, and Mr.  Binder  is  a
Director  of Labco.  Mr. Binder served on the compensation  committee
of  Labco's  Board  of  Directors  during  fiscal  1995.   Except  as
described  in  the preceding sentence, no executive  officer  of  the
Company  and  no  member of the Committee is a member  of  any  other business  entity  that  has an executive officer  that  sits  on  the
Company's Board or on the Committee.

     On  April  21,  1994, Mr. Binder exercised options  to  purchase
37,500  shares of Common Stock pursuant to the Stock Option  Exercise
Program, in exchange for which Mr. Binder executed notes payable to the Company in the amount of $203,000. In 1995, for the period in which no interest accrued on the amounts payable to the Company (from
January 1, 1995 through April 21, 1995), Mr. Binder received benefits of $5,469 under the Stock Option Exercise Program, representing interest otherwise payable on such $203,000. See Item 12, "Certain
Relationships and Related Transactions" for a description of the Stock Option Exercise Program. In April of 1993, the Company had provided to Mr. Binder an unsecured demand loan of $20,000 in connection with the incurrence by Mr. Binder of tax liability upon exercising certain of his non-qualified stock options. That loan did not bear interest for the first year, after which interest accrued at a rate equivalent to the then current prime rate.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners  and
            Management.

     The  following table sets forth, as of March 1, 1996, the number of  shares  of Common Stock, Class A Convertible Preferred Stock  and
Class  B  Convertible Preferred Stock owned by each director and  all
directors  and  executive  officers  as  a  group  and  any   persons
(including  any "group" as used in Section 13(d)(3) of the Securities
Exchange Act of 1934) known by the Company to own beneficially 5%  or more  of  such securities.  As of March 1, 1996, there were 3,479,131 shares  of  Common  Stock,  82,500  shares  of  Class  A  Convertible
Preferred  Stock and 257,500 shares of Class B Convertible  Preferred
Stock  issued and outstanding.  As of that date, none of the officers and  directors owned shares of the Company's Class A Preferred Stock, or any of the Company's Convertible Debentures.





                           Common Stock        Class A Convertible        Class B Convertible     Total Common Stock and
                                               Preferred Stock            Preferred Stock         Common Stock Equivalent(1)
Name of Beneficial Owner  Number  Percent of  Number of  Percent of    Number of     Percent of   Number of   Percent of
                          Shares   Class        Shares     Class        Shares        Class       Shares       Class

Stanley S. Binder         50,000     1.4         -           -            -             -        107,500(2)     3.0

John H. Davies            53,279     1.5         -           -            -             -         97,029        2.8

John J. Harte             22,500      *          -           -            -             -         46,250        1.3

Richard D. Condon          5,000      *          -           -            -             -         21,250         *

John D. Abernathy          4,000      *          -           -            -             -         17,750         *

James C. McGrath           5,000      *          -           -            -             -         21,250         *

Kenneth S. Wood           10,000      *          -           -            -             -         51,250        1.5

Richard S. Rosenfeld       5,400      *          -           -            -             -         39,150        1.1

All directors and
executive officers
as a group consisting
of eight (8) persons     155,179     4.5         -           -            -             -        401,429       10.8

Special Situations
Fund  III, L.P.          369,553    10.6         -           -            -             -        626,220       16.8
153 E. 53rd St.
NY, NY 10022

Special Situations        83,333     2.4         -           -            -             -        176,666        4.9
Cayman Fund LP
153 E 53rd St.
NY, NY 10022

John R. Purcell                                  -           -           100,000      38.3        32,290        1.2
700 Canal Street
Stamford, CT 06902-5921   11,527

Herbert Boeckmann II
155595 Roscoe Blvd.        8,337                                          60,000      23.3        27,711         *
Sepulveda, CA 93134-6503

Colman Abbe c/o
  Hampshire Grp            3,477       -         -           -            25,000       9.7        15,300         *
919 3rd Ave.
NY, NY 10022

Nancy A. Abbe
c/o Hampshire Grp            516       *         -           -            25,000       9.7         8,589         *
919 3rd Ave.
NY, NY 10022

R.R. Bowlin               14,984       *         -           -            25,000       9.7        23,057         *
Ft. Wayne, IN

Esther & Carlos Otto       1,694       *    14,060         17.0%             -          -          6,337         *
Cheyenne, WY

Elizabeth Butenschoen      1,538       *     6,530          7.9%             -          -          3,694         *
Colfax, CA

______________________________________________________________________________________________________________________
*Less than 1%

   (1) Common Stock Equivalents for each person or entity assumes the exercise of all outstanding warrants for Common Stock, the conversion of each outstanding share of Convertible Preferred Stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock into Common Stock and the issuance of all shares of Common Stock subject to options for such person or entity.

    (2) Does not include 369,553 shares of Common Stock owned by Special Situations Fund III, L.P., of which Mr. Binder is an Independent General Partner. Mr. Binder disclaims any beneficial interest in such shares.

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

     In connection with the Company's stock option plan, the Board of Directors has approved a stock option exercise program ("Stock Option Exercise Program"). The Stock Option Exercise Program permits all employees of the Company and its subsidiaries who are granted stock options (pursuant to either qualified or non-qualified plans) to finance the exercise of such options by causing the Company to issue the shares underlying such options upon receipt by the Company from the employee of a note evidencing indebtedness to the Company in an amount equal to the exercise price. Such loans, which are secured by the underlying shares of Common Stock, are interest-free for one year from the date on which the employee exercises his option, after which interest accrues at rate per annum equivalent to the prime rate, which rate is changed monthly. Pursuant to the Stock Option Exercise Program, on April 21, 1994, Mr. Binder and Mr. Wood exercised options to purchase 37,500 shares, of Common Stock and 10,000 shares of Common Stock, respectively, in exchange for which Mr. Binder and Mr. Wood executed notes payable to the Company in the amount of $203,000 and $71,600, respectively. In 1995, for the period in which no interest accrued to the Company (from January 1, 1995 through April 21, 1995 ), Mr. Binder and Mr. Wood received benefits of $5,469 and $1,929 respectively, under the Stock Option Exercise Program, representing interest otherwise payable on such notes.

     On May 9, 1995 the Company sold to the special Situations Fund III, L.P. ("SSF III"), a current shareholder and an investment group of which Mr. Binder is an Independent General Partner, and to the Special Situations Fund Cayman, L.P., an affiliate of SSF III (collectively, with SSF III, "SSF"), an aggregate of 125 units at a purchase price of $6,000 per unit for an aggregate purchase price of $750,000. Each unit consists of 2,500 shares of Common Stock and a five-year warrant to purchase 2,500 shares of Common Stock at $2.00 per share, subject to certain anti-dilutive provisions. As an inducement to enter into the transaction and in lieu of a transaction fee, the Company also issued to SSI warrants, exercisable for three years, to purchase an aggregate of 37,500 shares of Common Stock at $2.00 per share, subject to certain anti-dilutive provisions. In addition, on June 30, 1995, the company sold 22 units to certain officers and directors of the Company for an aggregate purchase price of $132,000. Such units were identical to those sold to SSF. For information relating to Mr. Binder's indebtedness to the Company.
See   Item   11,  "Compensation  Committee  Interlocks  and   Insider
Participation" above.

        Pursuant to the terms of a Stock Purchase Agreement, dated December 8, 1995 ("Agreement"), by and between the Company and Labco on December 13, 1995 the Company sold to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000. The purchase price consisted of $300,000 in cash, cancellation of all amounts owed by the Company to Labco pursuant to certain intercompany agreements (aggregating $452,000) and cancellation of $57,000 in accounts receivable due to Labco. After giving effect to the sale of the Labco shares, the Company continued to own 432,475 shares of Labco stock.
Mr. John Harte is Chairman of the Board of Labco and Mr. Stanley Binder is a Director of Labco. See Note 2 of Notes to Consolidated Financial Statements.

     For  a description of certain other relationships, see Item  11,
"Management   --  Compensation  Committee  Interlocks   and   Insider
Participation."


                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Financial Statements.

   The following financial statements of Barringer Technologies Inc. are included in Part II, Item 8, and set forth on Pages 27 through 45 of this report.

   Report of Independent Certified Public Accountants
   Consolidated Statements of Operations for the Years Ended December
        31, 1995, 1994 and 1993.

   Consolidated Balance Sheets - December 31, 1995 and 1994
   Consolidated Statements of Shareholders' Equity for the Years
        Ended December 31, 1995, 1994 and 1993
   Consolidated Statements of Cash Flows for the Years Ended December
        31, 1995, 1994 and 1993.
   Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedule.

   The following schedule is set forth on page 46 filed herewith:

   Schedule II - Valuation and Qualifying Accounts

   All other schedules called for by Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

   (b) Reports on Form 8-K.

          Item 5. Other Events - On December 27, 1995, the Company filed a Form 8-K regarding the sale of a portion of its stock ownership in Barringer Laboratories, Inc.

   (c) Exhibits.

      3.1A The Company's Certificate of Incorporation, as amended.

      3.2A  By-law of the Company.                        (1)

      4.16  Indenture between the Company and the
            Colorado National Bank of Denver as Trustee,  (4)
            dated July 15, 1981.

      4.17  Unit Purchase Agreement and Forms of Warrant
            Agreements by and between the Company ,
            Special Situations Fund III, L.P. and         (7)
            Special Situations Cayman Fund, L.P. dated
            May 9, 1995.

      4.18  Form of Warrant Agreement by and between the
            Company and Ontario Development Corporation.  (7)


      4.19  Form of Subscription Agreement and Form of
            Warrant Agreement by and between the Company
            and each of Stanley S. Binder, John H.
            Davies, Richard S. Rosenfeld, Helene Hollub,  (7)
            Adam Street Joint Venture, Richard D.
            Condon, John J. Harte, John D. Abernathy and
            James C. McGrath.

      4.20  Form of Warrant Agreement by and between the
            Company and Barringer Laboratories, Inc.      (7)


     10.15  Employment Agreement, dated as of July 10,
            1989, between the Company and Stanley S.      (1)
            Binder.

     10.16  Barringer Resources, Inc. 1990 Stock Option   (3)
            Plan.

     10.24  License Agreement dated February 27, 1989
            between Canadian Patents and Development
            Limited - Societe Canadienne Des Brevets Et   (2)
            D'Exploitation Limite and Barringer
            Instruments Limited.

      10.25 Contribution Agreement dated December 22,
            1989 by and among Defense Industial Research
            Program, the Department of National Defense,  (2)
            Barringer Research Limited and Barringer
            Instruments Limited.

      10.31 Form of Stock Purchase Agreement dated as of
            November 30, 1992 by and between the Company  (5)
            and certain accredited investors.

      10.33 Stock Purchase Agreement dated as of
            February 2, 1993 by and between the Company   (5)
            and Special Situations Caymans Fund, L.P.

      10.34 Form of Stock Purchase Agreement dated as of
            December 13, 1993 by and between the Company  (5)
            and certain accredited investors.

      10.36 Loan Agreement dated September 20, 1994
            between Ontario Development Corporation and   (6)
            Barringer Research Limited.

      10.37 Credit Facility between the Company and the   (8)
            Toronto Dominion Bank

      10.38 Agreement between the Toronto-Dominion Bank
            and Barringer Technologies Inc. and           (9)
            Barringer Research Limited dated September
            28, 1995.

        21  Subsidiaries of Barringer Technologies Inc.

      23.1  Consent of Independent Certified Public Accountants

      23.2  Consent of Independent Certified Public Accountants

        27  Financial Data Schedule


____________________________

(1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-31626.
(2) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-l , File No.33-43094.
(3) Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 0-3207.
(4) Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, File No. 2-70458.
(5) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 0-3207.
(6) Incorporated by reference to the identically numbered exhibit to the Registrant's Annual Report 10-K for the fiscal year ended
     December 31, 1994, File No. 0-3207.
(7) Incorporated by reference to the identically numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, File No. 0-3207.
(8) Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended December 31, 1994, File No. 0-3207.
(9)  Incorporated by reference to the Exhibit 10.1 to the Company's
     Form 8-K filed on October 13, 1995, File No. 0-3207.


                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BARRINGER TECHNOLOGIES INC.


                                     By:/s/Stanley S. Binder
                                           Stanley S. Binder, President
                                           and Chief Executive Officer

Dated: March 29, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature              Title                     Date


/s/ Stanley S. Binder   President,  Chief        March 29, 1996
______________________  Executive Officer
Stanley S. Binder        and Director


/s/ John D. Abernathy
______________________  Director                 March 29, 1996
John D. Abernathy

                        Director                 March 29, 1996
/s/ Richard D. Condon
______________________
Richard D. Condon       Director                 March 29, 1996


/s/ John H. Davies
___________________     Director                 March 29, 1996
John H. Davies


/s/ John J. Harte
_________________
John J. Harte           Director                 March 29, 1996


/s/ James C. McGrath
_____________________   Director                 March 29, 1996
James C. McGrath

/s/ Richard S. Rosenfeld
________________________Vice President-Finance,  March 29, 1996
Richard S. Rosenfeld    Chief Financial Officer
                        and Treasurer (Principal
                        Financial Officer and
                        Principal Accounting
                        Officer)


                              INDEX TO FINANCIAL STATEMENTS





                                                               Page

Financial Statement

Report of Independent Certified Public Accountants              27

Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                              28

Consolidated Balance Sheets - December 31, 1995 and 1994        29

Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 1995, 1994 and 1993                        31

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995                                             32

Notes to Consolidated Financial Statements                      33


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts




         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Barringer Technologies Inc.
New Providence, New Jersey


We have audited the accompanying consolidated balance sheets of Barringer Technologies Inc. as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Technologies Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                               BDO SEIDMAN, LLP
                               WOODBRIGE, NEW JERSEY
                               MARCH 27, 1996





                   BARRINGER TECHNOLOGIES INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEAR ENDED DECEMBER 31,

                                           1995                 1994           1993
Sales                                 $   6,374,000         $ 5,514,000      $7,770,000

Cost of Sales                             3,804,000           4,269,000       3,930,000
                                         _______________________________________________
   Gross profit                           2,570,000           1,245,000       3,840,000
                                         _______________________________________________

Operating expenses:

Selling, general and
  administrative                         3,305,000            3,352,000       3,117,000

Unfunded research and development          151,000              362,000         182,000
                                         _______________________________________________
                                         3,456,000            3,714,000       3,299,000
                                         _______________________________________________
                                         ( 886,000)          (2,469,000)        541,000

Other income (expense)

Interest expense                         (240,000)             (202,000)       (164,000)
                                        (  52,000)              113,000          63,000
                                        ________________________________________________
Other                                    (292,000)              (89,000)       (101,000)

  Income (loss) before income
     tax provision (benefit)           (1,178,000)           (2,558,000)        440,000


  Income tax provision (benefit)
      (note 8)                            -                      75,000        (153,000)
                                        ________________________________________________
  Income (loss) from continuing
       operations                      (1,178,000)           (2,633,000)        593,000
  Operation held for sale (note 2)

  Income from operations                 258,000                 68,000           2,000
  Gain on sale of a portion
  of investment                           93,000                   -                -
                                        ________________________________________________
                                         351,000                 68,000           2,000

     Net income (loss)                  (827,000)            (2,565,000)        595,000

  Preferred stock dividends             (82,000)             (  108,000)       (114,000)
                                        ________________________________________________
   Net income (loss) attributable to
     common shareholders              $(909,000)         $   (2,673,000)     $  481,000
                                      ==================================================

     Per Share Data (Note 1):
     Continuing operations
     Operation held for sale:         $   (0.39)         $        (0.97)     $     0.20
       Operations                          0.08                    0.02              -
       Gain                                0.03                     -                -
                                     ___________________________________________________
                                      $  (0.28)          $        (0.95)     $     0.20
                                     ===================================================

Weighted average shares outstanding  3,283,000                2,827,000       2,570,000
                                     ===================================================
See notes to consolidated financial statements.



                      BARRINGER TECHNOLOGIES INC.
                     CONSOLIDATED BALANCE SHEETS





   ASSETS                                               DECEMBER 31,

                                                1995                     1994

Current Assets:

Cash                                      $   43,000                $   267,000

Receivables, less allowances of
  $41,000 and $539,000 (note5)             1,533,000                  2,565,000

  Inventories                              1,621,000                  1,790,000

  Prepaid expenses and other                 250,000                    220,000

  Deferred tax asset (note 8)                225,000                    225,000
                                           ____________________________________
    Total current assets                   3,672,000                  5,067,000


Property and equipment, net (note 4)         586,000                  1,364,000


Investment in unconsolidated
  subsidiary (note 2)                         334,000                      -

Other                                         143,000                   361,000
                                        _______________________________________

                                        $   4,735,000              $  6,792,000
                                        =======================================


See notes to consolidated financial statements.


                      BARRINGER TECHNOLOGIES INC.
                     CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                        DECEMBER 31,
                                                   1995                    1994

Current Liabilities:

   Bank indebtedness and other notes (note 5)        744,000         1,160,000
   Accounts payable                                1,278,000         1,632,000
   Accrued liabilities                               723,000           949,000
   Accrued payroll and related taxes                 257,000           444,000
   Current portion of long-term debt (note 6)        300,000           230,000
                                                   ___________________________
     Total current liabilities                     3,302,000         4,415,000


Other non-current liabilities                        108,000           451,000

Minority interest in subsidiary (note 2)                -              740,000

Commitments and contingencies (note 9 and 10)


Shareholders' equity (notes 6 and 7):

   Convertible preferred stock $1.25 par value,
      1,000,000 shares authorized, 0 and 444,000
      shares outstanding, respectively
                                                       -               555,000
   Class A convertible preferred stock,$2.00
      par value, 1,000,000 shares
      authorized, 83,000 shares outstanding,
      less discount of $64,000                     101,000             101,000

   Class B convertible preferred stock, $2.00
      par value, 730,000 shares authorized,
      258,000 and 318,000 shares outstanding,
      respectively                                 515,000             635,000

   Common Stock, $0.01 par value, 7,000,000
      and 5,000,000 shares authorized, respectively
      and 3,479,000 and 2872,000 shares outstanding,
      respectively                                  35,000              29,000

   Additional paid-in capital                   17,685,000          16,036,000

   Accumulated deficit                         (16,542,000)        (15,633.000)

   Cumulative foreign currency translation
      adjustment                                  (456,000)           (524,000)
                                                _______________________________
                                                 1,338,000           1,199,000

   Less:  common stock in treasury, at cost,
      31,000 shares                                (13,000)            (13,000)
                                                 ______________________________

      Total shareholders' equity                 1,325,000           1,186,000
                                                _______________________________
                                              $  4,735,000      $    6,792,000
                                              =================================

See notes to consolidated financial statements.




                     BARRINGER TECHNOLOGIES INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands)

                                  Common stock   Preferred stock  Class A       Class B      Paid in   Accu    Foreign  Trea.
                                                                   pfd stk      pfd stk
                      Total equity  shrs   am't  shrs    am't      shrs   am't   shrs    am't capital  deficit  Transl  stock

Balance at
  December 31, 1992    $  709       2,423  $ 24   452   $ 564     166    203     471    941  12,765  (13,441)  $(325)   $(22)

   Exercise of stock
      options/warrants  1,315         156     2                                               1,313

   1993 dividend on         0          11                                                       114     (114)
   preferred stock

   Conversion of preferred
      stock to common       0          63     1    (7)     (9)     (83)   (102)  (153)  (306)   416

  Subscription receivable
      payments            100                                                                   100

  Sale of common stock
    in private
    placement, net        768         109     1                                                 767

  Sale of treasury stock  225                                                                   208                      17

  Net income              595                                                                            595

  Translation adjustments (66)                                                                                   (66)
                         ____________________________________________________________________________________________________
Balance
  December 31, 1993     3,646       2,762    28   445     555      83    101     318    635  15,683  (12,960)   (391)    (5)


  Exercise of stock options/
    warrants            168           72      1                                                 167

  Issuance of common stock
    pursuant to settlement
    of 1993 litigation   70           12                                                         78                      (8)

  1994 dividend on preferred
    stock                 0           26                                                        108     (108)

  Net Loss           (2,565)                                                                          (2,565)

  Translation
    adjustment         (133)                                                                                    (133)
                      ______________________________________________________________________________________________________
Balance December
   31, 1994           1,186        2,872    29   445      555       83   101     318   635   16,036  (15,633)   (524)   (13)

  Sale of units in private
    placement, net      888          383     4                                                  884

  Conversion of preferred
    stock                 0           159    2  (445)    (555)                   (60) (120)     673

  Change in warrant
   exercise price
   in payment of debt    10                                                                      10

  1995 dividend on
   preferred stock        0            65                                                        82      (82)

  Net loss              (827)                                                                           (827)

  Translation adjustment  68                                                                                      68
                       _____________________________________________________________________________________________________

                      $1,325        3,479   35     0    $  0        83  $ 101    258 $ 515  $17,685*$(16,542)  $(456) $ (13)
                      =======================================================================================================


* At December 31, 1995, net of notes receivable of $274 from the sale of stock.

See notes to consolidated financial statements.



                          BARRINGER TECHNOLOGIES INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                          1995         1994          1993

Operating Activities:

Net income (loss)                       $(827,000)   $(2,565,000)    595,000

Items not affecting cash:

   Depreciation and amortization          362,000        711,000     625,000

   Inventory write-down and receivable
     reserves                             656,000      1,210,000        -

   Minority interest                        -           ( 76,000)     (2,000)

   Income and gain from
      operation held for sale            (351,000)            -           -

   Pension expense (recovery)            (147,000)            -      (92,000)

   Deferred tax expense                     -            75,000     (300,000)

   Prepaid pension cost                   (78,000)      132,000     (132,000)

   Other                                   71,000       235,000   (2,819,000)

   Decrease (increase) in non-cash working
      capital balances:                  (397,000)      206,000   (2,819,000)
                                       ______________________________________
   Cash used in operating
       activities                        (711,000)      (72,000)  (2,152,000)
                                       ______________________________________

   Investing Activities

     Purchase of equipment and other   (358,000)      (847,000)     (498,000)

     Escrowed cash on sale
       of Canadian subsidiary             -            225,000      (225,000)

     Proceeds on sale of partial
      interest in Labco                 300,000

     Proceeds on sale of equipment                                    25,000
                                       _______________________________________

     Cash used in investing activities   (58,000)      (622,000)     (698,000)
                                       _______________________________________
    Financing Activities

      Reduction in long-term debt           -         (184,000)       (43,000)

      Increase (decrease) in bank
        debt and other                  (412,000)      488,000        407,000

      Proceeds on issuance of
        securities and other             888,000       171,000      2,308,000

      Rent inducement                    108,000         -              -

      Receipt of subscriptions receivable    -            -           100,000

      Cash provided by financing
        activities                       584,000        475,000     2,772,000
                                         _____________________________________

      Decrease in cash                  (185,000)      (219,000)      (78,000)

      Cash-beginning of year             267,000       486,000        564,000

      Less cash held for sale           (39,000)
                                         _____________________________________

      Cash-end of year                $  43,000      $ 267,000        486,000
                                         =====================================
      Changes in components of non-cash
        working capital balances
        related to operations:

         Receivables                  $   38,000     1,249,000   $ (3,075,000)

         Inventories                    (281,000)     (987,000)      (593,000)

         Other current assets             60,000      ( 58,000)       (50,000)

         Other assets                    (12,000)         -             -

         Accounts payable and
            accrued liabilities         (202,000)       2,000         899,000
                                         _____________________________________
       Decrease (increase) in operating
          assets net of operating
          liabilities arising from cash
          transactions                 $(397,000)     206,000      (2,819,000)
                                        ======================================


     See notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements comprise the accounts of the Company and its continuing subsidiary companies.
All intercompany transactions have been eliminated.

Principles of Translation

Assets and liabilities of the Company's foreign subsidiaries are translated by using year-end exchange rates and income statement items are translated at average exchange rates for the year. Translation adjustments are accumulated in a separate component of shareholders' equity.

Inventories

Materials and supplies are carried at the lower of average cost or replacement cost. Finished goods and work-in process are carried at the lower of average cost or net realizable value.

Property and Equipment

Property and equipment are carried at cost. Depreciation of owned equipment is computed on a straight-line basis over the estimated useful lives of the related assets, generally from three to ten years. Leasehold improvements are amortized over the term of the related lease, generally from five to ten years, which approximates the useful lives of these improvements. Equipment under capital leases is amortized on a straight-line basis over the term of the lease, generally four to ten years, which approximates the estimated useful lives of the leased equipment.

Per Share Data

Income (loss) per common share is based on the weighted average number of common shares outstanding and where dilutive, includes common share equivalents outstanding.

Statement of Cash Flows

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue on the percentage of completion method for its research and development contracts with progress measured based on the ratio of costs incurred to the total estimated cost, and generally, when product is shipped for all other sales. Where the Company receives contracts for the design and construction of specialty instruments that require long manufacturing times, the Company will also recognize revenue on the percentage of completion method similar to its recognition method in the research and development business.

For the year ended December 31, 1995, the Company had recognized revenues of $264,000 on jobs in process and had incurred related costs of $183,000, of which $210,000 were billed to customers at December 31, 1995.

Financial Instruments and Credit Risk Concentration

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited to primarily governmental agencies.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment when events of changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which is effective for the fiscal years beginning after December 15, 1995. No write-downs have been necessary through December 31, 1995.

Stock Based Compensation

The Company does not presently intend to adopt the fair value based method for accounting for stock compensation plans as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", which is effective for transactions entered into in fiscal years that begin after December 15, 1995.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these finance instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to technology and market changes. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to inventories and equipment.

2. Investment in Unconsolidated Subsidiary

During the first quarter of 1995, the Company started to actively seek a purchaser for its then 47% interest in Barringer
Laboratories, Inc ("Labco"). Accordingly, the financial statements had been reclassified, where appropriate, to reflect Labco as an operation held for sale.

Pursuant  to  the  terms  of  a Stock  Purchase  Agreement,  dated
December 8, 1995 ("Agreement"), by and between the Company and Labco, on December 13, 1995 the Company sold to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000, resulting in a gain of $93,000. The purchase price consisted of $300,000 in cash, cancellation of all amounts owed by the Company to Labco pursuant to certain intercompany agreements (aggregating $452,000) and cancellation of $57,000 in accounts receivable due to Labco. After giving effect to the sale of the Labco shares, the Company continued to own 432,475 shares of Labco stock.

Under the terms of the Agreement, all intercompany agreements between the Company and Labco terminated and certain collateral securing the Company's obligations thereunder was returned to the Company. However, pursuant to the terms of the Agreement, Labco retained 88,260 shares of Labco stock owned by the Company. In the event that Labco meets certain pre-tax earnings goals for 1996, those shares will be returned to the Company. If Labco does not meet such goals, all or a portion of such shares will be retained by Labco. The Company has considered the value of the retained shares in the computation of its gain on the sale of the Labco shares, and has reduced its gain accordingly.

The Company also agreed to terminate all voting arrangements allowing it to vote shares of Labco stock not owned by it and agreed for a period of 24 months not to enter into any such voting arrangements. In addition, the Company granted Labco a right of first refusal until January 2, 1997 giving Labco the right, for a period of thirty days, to purchase shares of Labco stock owned by the Company in the event that the Company wishes to sell any additional shares. In connection with such right, the Company agreed to certain restrictions on the transferability of any Labco stock owned until January 2, 1997.

The right of first refusal and the related restrictions will terminate upon the first to occur of (a) the sale, within twelve months of the date of the Agreement, of Labco stock sufficient to give any one person or entity ownership of 50% or more of the Labco stock, or (b) the change of more than three members of the Board of Directors of Labco, other than as a result of resignation, during any twelve month period after the date of the Agreement.

After the transaction described above, the Company presently retained a 26% ownership interest in the common stock of Labco and will report Labco under the equity method of accounting.



The   following  are  the  condensed  results  of  operations  and condensed balance sheet for Labco.

                 Condensed Results of Operations


                                 For the year ended December 31,
                                    1995             1994

     Revenues                   $ 6,758,000       $5,941,000

     Costs and expenses           6,198,000        5,797,000
                                  ___________________________
                                    560,000          144,000
     Minority interest             (302,000)         (76,000)
                                _____________________________
     Net income attributable
        to investment           $   258,000       $   68,000
                                =============================

                     Condensed Balance Sheet
                                                December 31,

                                                   1995

          Current assets                        $1,362,000

          Property and equipment, net              541,000
          Other noncurrent assets                   47,000
                                                __________
               Total assets                     $1,950,000
                                                ==========

          Current liabilities                   $  908,000
          Long-term liabilities                     33,000
          Equity                                 1,009,000
                                                 _________
               Total liabilities and equity     $1,950,000
                                                ===========


3. Inventories

At December 31, 1995 and 1994, the Company had work in process of $1,010 ,000 and $982,000, and finished goods of $611,000 and
$808,000, respectively.

4. Property and Equipment

The  major categories of property and equipment are as follows (in 000's):

                                           December 31,
                                          1995      1994
           Owned:
              Office equipment          $  350,000   $   359,000
              Machinery and equipment    1,687,000     2,856,000

              Leasehold improvement         64,000     1,012,000
                                        ________________________
                                         2,101,000     4,227,000

              Accumulated depreciation   (1,515,000   (3,279,000)
                                        ________________________
                                            586,000      948,000
                                        ________________________
           Capital leases:
              Machinery and equipment          -         912,000
              Accumulated amortization         -        (496,000)
                                        ________________________
                                               -         416,000
                                        ________________________
           Totals                       $   586,000  $ 1,364,000
                                        ========================


5. Bank Indebtedness, Other Notes and Accrued Liabilities

The Company's Canadian subsidiary, Barringer Research Ltd. ("BRL"), has a financing arrangement with the Ontario Development Corporation ("ODC") for a Cdn $1,000,000 export line of credit. BRL may borrow up to Cdn $1,000,000 on a formula basis of 90% of export accounts receivable plus 70% of the value of export purchase orders (subject to Cdn $300,000 sub-limit). The rate of interest is adjusted quarterly and was 11.0% at December 31, 1995. At December 31, 1995, US$448,000 was borrowed and the line was fully utilized to the extent of available collateral. BRL also has a line of credit financing arrangement with the Toronto-Dominion Bank ("Bank") that provides up to Cdn $1,000,000 based on eligible receivables. The rate of interest is Canadian prime plus 1.5% (9% at December 31, 1995). At December 31, 1995, US$295,000 was borrowed. At December 31, 1995, the Company had an additional availability of approximately $100,000 under this facility. This facility is guaranteed by the Company.

Commencing in March, 1995, BRL had not been in compliance with the collateral coverage covenant of the loan agreement. The amount of funds borrowed were in excess of the amount allowed pursuant to the collateral formula.  At that time, the Bank agreed to give BRL
approximately  six  months to come back into  compliance.   During
this  time,  the  Bank  continued  to  finance  BRL's  needs.   On
September   28,  1995,  the  Company  entered  into  an  agreement
("Agreement")  with the bank, pursuant to which  the  Bank  agreed that  the  BRL  may  have until September 30, 1995  to  come  into
compliance  with  certain  amended  covenants  specified  in   the
Agreement  and  to  maintain  such  requirements  thereafter.   In
exchange, the Company agreed to remit 50% of the net proceeds realized on the sale of a portion of its stock in Labco (see Note 2) to
BRL.   In  addition, the Company agreed to provide the  Bank  with additional collateral to secure its advances to BRL making substantially all the assets of the Company pledged as collateral.
As of September 30, 1995, BRL was in compliance with such covenants. However, at December 31, 1995 BRL was not in compliance with the minimum working capital requirement and at January 31,1996 and February 29, 1996, BRL's borrowings under the line of credit exceeded the amount available thereunder. The bank has notified
BRL of such default, and without waiving any other remedies available to it, will charge BRL an interest rate of 21% on the excess of such allowable borrowings. Based upon the Company's historical sales patterns and sales through March 22, 1996, BRL anticipates being in compliance with the borrowing formula as of March 31, 1996. However, there can be no assurances that BRL will be in compliance with the terms of the facility or that the Company will remain in compliance in the future. Management believes that the Bank will continue to provide funding according with past practices, however, the Company cannot predict what actions, if any, the Bank may take or as to the timing thereof.

  Accrued liabilities consisted of the following at December 31,:

                                          1995        1994


           Accrued commissions             27,000     404,000

           Accrued other                  696,000     545,000
                                        _____________________
                                        $ 723,000  $  949,000
                                        ===========+=========


6. Long-term Debt and Other Liabilities

Long-term debt consists of the following at December 31,:

                                              1995      1994

      12 1/2% Convertible subordinated   $ 300,000   $ 300,000
            debentures (a)
      Capital leases                           -       344,000
      Other (b)                            108,000      37,000
                                           ___________________
                                           408,000     681,000
           Less: Current portion          (300,000)   (230,000)
                                          ____________________
                                         $ 108,000   $ 451,000
                                         =====================

(a) The 12 1/2% Convertible Subordinated Debentures are due July 17, 1996 and are convertible at face amount into common stock any time before maturity at $32.00 per share (9,375 shares of common stock reserved at December 31, 1995). Under the terms of the Indenture, the Company may not pay cash dividends, nor any payment on account of the purchase, redemption or other acquisition or retirement of its capital stock.

(b) Other long-term liabilities in 1995 represents rents payable on the Company's Canadian facility.

7. Shareholders' Equity

Private Offering

      On May 9, 1995, the Company completed the private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit ("Unit") consisted of 2,500 shares of the Company's common stock and a five year warrant to purchase 2,500 shares of the Company's common stock at $2.00 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 37,500 shares of the Company's common stock at $2.00 per share was issued.

     On June 30, 1995, the Company completed an additional private placement in which it sold an additional 28 Units, including 22 Units to 17 members of senior management and the Company's Board of Directors, for proceeds aggregating $168,000. This private placement did not include the additional three year warrant.

Due from Officers/Shareholders

In connection with the exercise of options to acquire 190,000 shares of the Company's Common Stock, two officers of the Company signed full recourse interest bearing (no interest the first year, prime rate thereafter) unsecured promissory demand notes aggregating $274,000 that was available to them under the Company's stock option purchase program. Under that program the Company has arranged for a market-maker in the Company's Common Stock, to coordinate the orderly sale in the open market of a portion of the Common Stock to be received by the employees upon the exercise of their options in an amount sufficient to repay the loan and related interest. As of December 31, 1995, the notes were still outstanding.

Common Stock Outstanding or Reserved for Issuance

The following table sets forth the number of shares of Common Stock outstanding as of December 31, 1995 as well as the number of shares of Common Stock that would be outstanding in the event that all of the options and warrants are exercised and all Series of Convertible Preferred Stock and Debentures are converted into Common Stock.

                                     Exercise,         Common stock
                                     conversion        outstanding
                                     or option         or reserved
                                     price             for issuance


      Common stock                                     3,479,131

      Convertible subordinated notes      $32.00           9,375

      Class A convertible preferred stock  $0.38         108,983

      Class B convertible preferred stock   $0.39        332,587

      Stock options (I)           $2.00 to $14.00        234,500

      Private placement warrants (ii)       $2.00        420,000

      Other warrants (iii)        $4.00 to $14.23         68,750
                                                ________________
           Total                                       4,653,326
                                                ================

(I) Stock Options - Pursuant to the Company's 1990 Stock Option Plan the Company may issue both incentive stock options and qualified stock options. Options granted are exercisable after the expiration of two years from the date of grant and until the expiration of five years after the date of grant. Options are exercisable only during the optionee's employment with the Company or a subsidiary of the Company. The Company may also grant stock options to consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant.

During 1995, non-qualified options to purchase 181,375 shares at a price of $2.00 per share were issued to 20 employees and 5,625 options were canceled. The 1995 options expire on March 10, 2000 and are exercisable as to forty percent (40%) of the optioned shares after one (1) year, sixty percent (60%) after two years, eighty percent (80%) after three years and one hundred percent (100%) after four (4) years. During 1994 no options were issued and 6,250 options were canceled. During 1993, options to purchase 13,750 shares of common stock at a price of $14.00 per share were issued to 6 employees and 25,000 options were canceled.

Stock options expire between July 17, 1996 and March 10, 2000.

(ii) Private Placement Warrants

In connection with the Company's private placement (see section above titled Private Offering) warrants to purchase 420,000 shares of the Company's common stock at $2.00 per share were sold to a group of private investors and senior management. The warrants expire between May 9, 1998 and June 29, 2000.

(iii) Other warrants - During 1994, 60,600 Class D Warrants and 16,537 Underwriter's Warrants were exercised, with 22,958 shares of common stock and 16,537 Class E Warrants being issued. The exercise of these warrants raised $165,000 of capital for the Company. Both the Class D Warrants and the Class E Warrants have expired.

In September 1994, the Company issued warrants to purchase 6,250 shares of the Company's common stock at $5.25 per share to the Ontario Development Corporation in connection with their increase in the export financing facility available to the Company's Canadian subsidiary, from Cdn. $500,000 to Cdn. $1,000,000) See
Note 5 for additional information.

On December 31, 1991, the Board of Directors adopted the 1991 Directors Warrant Plan ("Plan"). Pursuant to the Plan, each non-employee director will be sold a five-year warrant to purchase 15,000 shares of Common Stock at an exercise price to be determined by the Board at the time of such sale, but shall not be less than the current market price for such shares at the time of issuance of the warrant. During 1994, options to purchase 3,750 shares were issued to a Director at $9.64 per share, subject to adjustment. None were sold in 1995.

On April 7, 1995, the Company issued warrants to purchase 6,250 shares of the Company's common stock at $4.00 per share to Barringer Laboratories in connection with their extending an intercompany obligation, which has subsequently been paid.

The  other  warrants expire between April 1, 1996 and January  12,
1999.

Increase in Authorized Shares

At the reconvened 1995 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company from 7,000,000 to 12,000,000, comprised of 7,000,000 shares of Common Stock, 1,000,000 shares of Convertible Preferred Stock, par value $1.25 per share and 4,000,000 shares of Preferred Stock, par value $2.00 per share.

8. Income Taxes

Effective January 1, 1993 the Company prospectively adopted Financial Accounting Standards No 109 "Accounting for Income Taxes". The adoption had no effect on prior year financial statements presented. Accordingly, there was no cumulative effect adjustment required in the year ended December 31, 1993.
The provision for income taxes (benefits) charged to continuing operations are as follows:


                                      1995      1994      1993

       Current Tax Expense (Benefit):

         U.S.                          -          -         -

         Canadian                      -          -    $147,000

            Total Current              -          -     147,000
                                    _____________________________
       Deferred Tax Expense (Benefit):

         Canadian                      -      $75,000   (300,000)
                                    _____________________________

            Total Deferred             -       75,000   (300,000)
                                    _____________________________
       Total income tax provision
       (benefit)                    $  0      $75,000  $(153,000)
                                    =============================

Deferred tax assets are comprised of the following temporary differences and carryforwards at December 31:

                                                  1995         1994


  Nondeductible allowances against trade        $ 15,000     $206,000
  receivables

  Nondeductible inventory reserves                90,000      133,000

  Nondeductible expense accruals                  50,000       52,000

  Depreciation                                    50,000       82,000

  Other                                           10,000       10,000

  Tax benefit of U.S. operating                6,870,000    6,552,000
  loss carry forwards

  Tax benefit of Canadian operating loss
  and investment credit carry forwards          790,000       850,000

                                            _________________________

      Gross deferred tax assets               7,875,000     7,885,000

  Deferred tax assets valuation allowance    (7,650,000)   (7,660,000)
                                            _________________________

       Net deferred tax asset               $   225,000   $   225,000
          asset                             ==========================

As a result of the Company's history of losses, a valuation allowance has been provided for all U.S. deferred tax assets and for substantially all of the Canadian deferred tax assets. The net deferred tax asset relates to the Company's Canadian subsidiary, which has available tax credits and loss carryforwards. The Canadian subsidiary has a history of profitability, despite the consolidated losses of the Company. Based on this history and estimated 1996 earnings, which includes earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. During 1995 the Canadian subsidiary realized tax loss carryforwards of approximately $75,000 with a tax benefit of approximately $29,000.

The Company's income tax provision (benefit) differed from the amount of income tax determined by applying the applicable statutory U.S. federal income tax rate to pretax income from continuing operations as a result of the following:


                                           1995       1994         1993


    Income taxes (benefit) computed    $ (280,000)  $ (821,000)    $155,000
    at the U.S. statutory rate

    U.S. losses for which no tax          398,000      943,000      315,000
    benefit has been recognized

    Consolidated subsidiaries
    outside the U.S.:

        Change in deferred tax asset      (89,000)    75,000       (300,000)
          valuation allowance

        Use of Canadian tax credits
          and netoperating loss carry
          forwards to offset Canadian
          income net of effect of U.S./
          Canada tax rate differential
          Provision (benefit) for
          income taxes                    (29,000)   (122,000)      (323,000)
                                         ____________________________________

                                         $     0    $  75,000     $ (153,000)
                                         ====================================

At  December  31, 1995, the Company has net operating  loss  carry forwards of approximately $13,152,000 for federal income tax purposes which expire in varying amounts through 2011. The Company also has Canadian net operating loss carryforwards of
approximately   $2,190,000  and  research   and   development
investment tax credits of approximately $730,000 which expire in varying amounts through 2005.

9. Commitments

The Company rents facilities, automobiles and equipment under various operating leases. Rental expenses under such leases amounted to $280,000, $191,000 and $108,000 for 1995, 1994 and
1993, respectively.

At December 31, 1995, the aggregate minimum commitments pursuant to operating leases are as follows:


     Year ending December 31,
        1996                                $275,000
        1997                                 269,000
        1998                                 160,000
        1999                                 121,000
        2000 and thereafter                  545,000



10. Pension Plan

The Company's Canadian subsidiary's defined benefit pension plan, which covered its Canadian employees, was terminated at December 31, 1993. At the same time, it established a money purchase plan
that   is   structured  after  the  401(k)  salary  deferral  plan
available to all U.S. employees and as such, does not establish any corporate obligation other than a discretionary matching
formula   to   employee  contributions.   As  a  result   of   the
termination,   the   Company  recognized  a  gain   of   $214,000,
representing the excess of the Plan's projected benefit obligation over the accumulated benefit obligation, in 1993 and recognized an additional gain in 1995 of $172,000, representing the excess of the Plan's assets over the cost of providing the annuities to the
participants  for the value of their termination  benefits.   This
excess will be put into a money purchase contract and used by the Company to provide for its matching contributions under the new arrangement. This amount is being carried as a deferred pension expense asset on the balance sheet.

The Company maintains a 401(k) salary deferral plan instituted for all U.S. employees with more than one year of service. As a money purchase plan, it does not establish any Company liability other than a matching formula to employee contributions. The aggregate cost of the plan for 1995, 1994 and 1993 was $15,700 , $16,000 and
$14,000.

11. Supplemental Disclosures of Cash Flow Information

The Company made cash payments for interest of $180,000, $246,000 and $189,000 for the three years ended December 31, 1995. Additionally, income taxes of $123,000, $3,500 and none were paid for the three years ended December 31, 1995, respectively.

In the three years ended December 31, 1995, the Company issued Preferred Stock dividends in the amount $114,000, $108,000 and $82,000 in the form of 11,338, 25,291 and 137,485 shares of common stock, respectively.

12.  Information Concerning the Company's Principal Activities

A summary of the Company's continuing operations by geographic area for the years ended December 31, is as follows:


                                         1995      1994        1993

   Total sales of goods and services:
       United States                $1,867,000  $ 1,862,000  $4,061,000

               Canada                5,110,000    5,593,000   6,185,000

               Europe                1,599,000      -           -

               Eliminations         (2,202,000)  (1,941,000) (2,476,000)
                                    ____________________________________
                  Totals           $ 6,374,000  $ 5,514,000  $7,770,000
                                   =====================================

    Income (loss) from continuing
          operations:

               United States       $(1,548,000) $(2,653,000) $ (902,000)

               Canada                  270,000       20,000   1,495,000

               Europe                  100,000        -            -
                                     ____________________________________
                                   $(1,178,000) $(2,633,000) $  593,000
                                    =====================================

    Identifiable assets:

               United States       $ 4,253,000   $6,400,000  $8,982,000

               Canada                6,248,000    4,422,000   3,890,000

               Europe                  696,000        -         -

               Eliminations         (6,462,000)  (4,030,000) (3,933,000)
                                 _____________________________________
                    Totals         $ 4,735,000   $6,792,000  $8,939,000
                                 ======================================

Export sales, including sales from Canada to other countries, comprised 73.6% of total revenues and were made primarily to Western Europe, Asia and Central and South America.

A summary of the Company's continuing operations by principal activity for the three years ended December 31, 1995 is as follows (in $000's):

                              Total    Elimination Res & Dev  Instruments  Corp & other

    1995:
Sales of goods                $  6,374             $ 1,052     $  5,250      $   72
                               =======             ==================================

Operating income (loss)       $   (886)            $  (311)    $    268      $ (843)
                                                   ==================================
Interest expense and other        (292)
                               ________
Loss before income taxes      $ (1,178)
                              =========

Depreciation and amortization $    362             $    45     $    314      $    3
                              ========             ==================================
Capital expenditures          $    359             $    10     $    349         -
                              ========             ==================================

Identifiable assets           $  4,735  $(6,462)   $   275     $  7,589      $ 3,333
                              ======================================================

                             Total   Elimination  Res & Dev  Instruments  Corp & other


  1994:
  Sales of goods                 $  5,514              $  298    $   5,216        -
                                 ========              =================================
  Operating income (loss)        $ (2,469)             $ (208)   $  (1,075)   $(1,186)
                                                       =================================
  Interest expense and other          (89)
                                 _________
  Loss before income taxes       $ (2,558)
                                 =========

 Depreciation and amortization   $    320              $    8    $    280     $    32
                                 ========              =================================

 Capital expenditures            $   (491)                  -    $   (491)         -
                                 =========
 Identifiable assets             $  5,003)  $(4,030)   $  302    $  5,486     $ 3,245
                                          ==============================================
 46Identifiable assets - held
   for sale                      $  1,789
                                 ________
 Identifiable assets - per
   balance sheet                 $  6,792
                                 ========

                                Total  Elimination  Res & Dev  Instruments  Corp & other


  1993:
  Sales of goods                $7,770              $   1,009    $   6,761        -
                                ======              ===================================
  Operating income (loss)       $  541              $     (56)   $   1,709    $ (1,112)
                                                    ===================================
  Interest expense and other      (101)
                                _______
  Income before income taxes    $  440
                                ======
  Depreciation and amortization $  214              $      20    $    162     $     32
                                ======              ===================================
  Capital expenditures          $  120                     -     $    116     $      4
                                ======              ===================================

  Identifiable assets -         $7,144  $(3,933     $     325    $  6,363     $  4,389          )
  continuing operations                 ===============================================

  Identifiable assets -
  held for sale                  1,795
                                 _____
  Identifiable assets - per     $8,939
  balance sheet                 ======


13. Fourth Quarter Adjustments

During the fourth  quarter  of  1995,  the  Company   recorded
adjustments for estimated losses on inventories and receivables of approximately $450,000 and $200,000, respectively. During the fourth quarter of 1994, the Company recorded adjustments for estimated losses on inventories and receivables of approximately $800,000 and $515,000 respectively, and approximately $665,000 to reverse certain sales recorded in prior quarters.


                 VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31,
                           SCHEDULE II
                           (IN $000'S)







                               Balance                               Balance
                               begin                                   end
                               period  Addition  Deduction  Recovery  period

Allowance for doubtful accounts and sales allowances:


     1995:                      539      221      719                    41


     1994:
        Continuing operations    25      526       17          5        539



     1993:
        Continuing operations    40        5       20                    25


EXHIBIT NO.                     DESCRIPTION                     PAGE NO.

31A The Company's Certificate of Incorporation, as amended

21              Subsidiaries of Barringer Technologies, Inc.

23.1            Consent of Independent Certified Public
                Accountants

23.2            Consent of Independent Certified Public
                Accountants

27              Financial Data Schedule