Form 10QSB
period 1996-03-31
BARRINGER TECHNOLOGIES INC
filed 1996-05-13
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                       OR
          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____  to _____

Commission file number 0-3207

                       Barringer Technologies Inc.
    (Exact name of small business issuer as specified in its charter)

      Delaware                                84-0720473
  (State or Other
   Jurisdiction of                         (IRS Employer Identification
   Incorporation or                         Number)
   Organization)

               219 South Street, New Providence, New Jersey 07974
                    (Address of principal executive offices)

                                 (908) 665-8200
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year, if
                            changed since last report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, $0.01 par value - outstanding as of May 9, 1996 - 3,487,203 shares

         Transitional Small Business Disclosure Format (check one):
Yes    ; No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                                    INDEX

Part I   Financial Information

         - Consolidated Balance Sheets as of March 31, 1996
           (unaudited) and December 31, 1995;

         - Consolidated Statements of Income (unaudited) for the three months ended March 31, 1996 and 1995;

         - Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1996 and 1995;

         - Notes to Consolidated Financial Statements;

         - Management's Discussion and Analysis of Financial
           Condition and Results of Operations


Part II  Other Information

Signatures


Exhibits

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS









ASSETS                                       March 31,                  Dec. 31,
                                              1996                       1995
                                           (unaudited)


Current assets:

 Cash                                                $   49,000       $   43,000

 Trade receivables, less
allowances of $38,000 and $41,000                     2,339,000        1,533,000

 Inventories                                          1,655,000        1,621,000

 Prepaid expenses and other                             264,000          250,000

 Deferred tax asset                                     225,000          225,000
                                                      _________         ________

     Total current assets                             4,532,000        3,672,000



Property and equipment                                  558,000          586,000



Investment in unconsolidated subsidiary (note 4)        312,000          334,000




Other assets                                            116,000          143,000
                                                        ________         _______



     Total assets                                    $5,518,000       $4,735,000
                                                      ==========      ==========









See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND EQUITY                  March 31,            Dec. 31,
                                           1996                1995
                                        (unaudited)
Current liabilities:

Bank indebtedness and other notes        $1,231,000         $  744,000

Accounts payable                          1,333,000          1,278,000

Accrued liabilities                         609,000            723,000

Accrued payroll and related taxes           328,000            257,000

Current portion of long term debt           300,000            300,000
                                           ________          _________

   Total current liabilities              3,801,000          3,302,000



Other non-current liabilities               111,000            108,000
                                          _________          _________



     Total liabilities                     3,912,000         3,410,000
                                           _________         _________



Shareholders' equity:

Class  A  convertible  preferred  stock,
$2.00 par  value, 1,000,000  shares
authorized, 83,000 shares outstanding
less discount of $64,000                    101,000            101,000

Class B convertible preferred stock,
$2.00 par value, 730,000 shares
authorized, 258,000 shares outstanding      515,000            515,000

Common stock, $.01 par value,
7,000,000 shares authorized,
3,479,000 shares outstanding                 35,000             35,000

 Additional paid-in capital              17,685,000         17,685,000

 Accumulated deficit                    (16,353,000)       (16,542,000)

 Foreign currency translation              (364,000)          (456,000)
                                         _____________      ___________

                                          1,619,000          1,338,000

 Less: common stock in treasury at cost,
31,000 shares                               (13,000)           (13,000)
                                          __________         __________

    Total shareholders' equity            1,606,000          1,325,000
                                          __________         _________

Total liabilities and equity           $  5,518,000       $  4,735,000
                                       ============       ============



See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)





                                                       1996               1995
                                                      ______              ____

Revenues from operations                           $ 2,354,000       $ 1,328,000

Cost of sales                                        1,236,000           967,000
                                                     _________       ___________

         Gross profit                                1,118,000           361,000
                                                     _________       ___________

Operating expenses:

         Selling, general and administrative           809,000           629,000

         Unfunded research and development              17,000            34,000
                                                      ________          ________
                                                       826,000           663,000
                                                      ________          ________


                  Operating income (loss)              292,000         (302,000)
                                                       _______         _________

Other income (expense):

         Interest                                      (66,000)         (62,000)

         Income (loss) on unconsolidated
          subsidiary                                   (22,000)           --

         Other, net                                    (15,000)          (5,000)
                                                       ________          _______

                                                      (103,000)         (67,000)
                                                      _________         ________

                  Income (loss) from continuing
                    operations                         189,000         (369,000)

Income from operation held for sale                       --               1,000
                                                       _______         _________
                  Net income (loss) for the
                  period                               189,000         (368,000)

Preferred stock dividend requirements                  (12,000)         (27,000)
                                                       ________        _________

                  Net income (loss) attributable
                  to common shareholders           $   177,000     $   (395,000)
                                                       ========       ==========

Per share data (note 3):

   Income (loss) continuing operations             $      0.05     $      (0.14)

   Income operation held for sale                         --                  --
                                                       ________      ___________

     Net Income (loss) per share                   $       0.05    $      (0.14)
                                                       =========    ============

Weighted average shares
 outstanding                                         3,479,000         2,872,000
                                                     ==========       ==========





See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                           Three months             Three months
                                              ended                    ended
                                            March 31,                  March 31,
                                              1996                        1995
                                          ______________________________________

OPERATING ACTIVITIES

Net Income (loss)                        $  189,000                   $(368,000)

Items not affecting cash:

         Depreciation/amortization           54,000                      114,000

         (Income) loss from unconsolidated
            Investment                       22,000                      (1,000)

         Other                               95,000                        8,000

Decrease (increase) in non-cash working
capital balances                           (815,000)                      20,000
                                            ________                      ______

                  Cash provided by (used in)
                  operating activities     (455,000)                   (227,000)
                                           _________                   _________

INVESTING ACTIVITIES

Purchase of equipment and other             (26,000)                   (148,000)
                                            ________                   _________

           Cash (used in) investing
           activities                       (26,000)                   (148,000)
                                            ________                   _________
FINANCING ACTIVITIES

Increase (reduction) in bank debt and
other                                        487,000                     167,000
                                            _________                  _________

                  Cash provided by
                   financing activities      487,000                     167,000
                                             _______                     _______

Increase (decrease) in cash                    6,000                   (208,000)

Cash at beginning of period                   43,000                     228,000
                                             _________                  ________

Cash at end of period                        $49,000                     $20,000
                                             =========                  ========


CHANGES IN COMPONENTS OF
NON-CASH WORKING CAPITAL
BALANCES RELATED TO
CONTINUING OPERATIONS

Receivables                                $(806,000)                  (701,000)

Inventory                                    (34,000)                     96,000

Other current assets                         (14,000)                     21,000

Other assets                                  27,000                      29,000

Accounts payable and accrued
expenses                                      12,000                     575,000
                                            ________                     _______

Decrease (increase) in non-cash
working capital balances                   $(815,000)                    $20,000
                                           ==========                   ========

Cash paid during the period for interest   $  53,000                     $55,000
                                           ==========                   ========

Cash paid during the period for income
taxes                                             $0                          $0
                                           ==========                   ========

See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1995. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


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


4. The Company maintains a 26% interest in Barringer Laboratories, Inc. and accounts for this investment on the equity method.

         The following is the condensed results of operations and condensed balance sheet for Labco.

                         Condensed Results of Operations
                      For the three months ended March 31,
                                   (in $000's)

                                                         1996               1995

Revenues                                                1,296              1,442
Cost of revenues                                        1,011              1,080
                                                        _____              _____
         Gross profit                                     285                362

Expenses                                                  371                359
Minority interest                                          -                   2
                                                         ____              _____
         Net income (loss)                                (86)                 1

                             Condensed Balance Sheet
                              As of March 31, 1996
                                   (In $000's)

         Current assets                                           1,209
         Property and equipment                                     538
         Other assets                                                50
                                                                 ______
            Total assets                                          1,797
                                                                 ======
         Current liabilities                                        729
         Long-term debt                                             138
         Equity                                                     930
                                                                 ______
            Total liabilities and equity                          1,797
                                                                 ======

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended March 31, 1996 Compared To Quarter ended March 31, 1995

         Sales of all instruments increased by $1,086,000, or 138.5% in the first quarter of 1996 compared to the first quarter of 1995. Sales of Ionscan instruments and related product increased by approximately $1,017,000, or 151.3%, in the first quarter of 1996 compared to the first quarter of 1995, on increased unit sales of approximately 375%. This was due to increased sales of the Model 400 which was introduced in the first quarter of 1995. The Model 400 having a lower selling price than its predecessor Model 350, coupled with being smaller, lighter and containing more features, has resulted in significantly more unit sales. In addition, the Company has been successful in adapting its units to suit customer needs in order to increase unit sales. During this first quarter of 1996, the Company shipped several units against the recently received contract from European Passenger Service Ltd. which contract was for an initial total of 11 units. The balance of the units are scheduled to be shipped during the remainder of 1996. Sales of instruments other than Ionscan products increased by approximately $69,000, or 61.6% in the first quarter of 1996 compared to the first quarter of 1995, principally due to the award in 1995 of the heavy water analyzer contract, which will be completed in mid-1996. The Company has been successful in selling some of its older Model 350 units, but still has a significant number of units remaining in its inventory. Although management believes that it will dispose of substantially all of its Model 350 inventory by the end of 1996, there can be no assurance that such sales will occur as planned or the price at which such sales may occur.


         Revenues of the research and development business decreased by approximately $88,000, or 16.2% in the first quarter of 1996 compared to the first quarter of 1995. The reduced revenues are attributable to reduced work performed under the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser-fluorosensor system The contract has a value of approximately Cdn. $1,967,000, with a substantial portion of that Contract being billed in 1995.

         The Company's Consumer products business, formed in March 1995, did not achieve significant sales during the first quarter of 1996. After limited market testing, it became apparent that a successful marketing program has to overcome certain barriers that exist relating to the consumer's reluctance to purchase the product. Management believes that the product has good potential and intends to devote appropriate resources to this product, when such resources become available. In the meantime, it is proceeding with limited distribution to further test its packaging and other marketing strategies. The Company does not anticipate significant sales of this product in 1996 and there can be no assurance that markets for this product will develop or as to the timing thereof.

         Gross profit for all businesses as a percentage of sales for the quarter ended March 31, 1996 increased to 47.5% from 27.2% in the same period last year. The gross profit as a percentage of sales for the Instruments business increased to 55.7% in the first quarter of 1996 from 42.9% in the first quarter of 1995. The increase was attributable to better margins on custom sales orders coupled with larger, more efficient production runs. The sale of several Model 350 units, whose carrying value had been reduced in 1995, also contributed to the improvement. The gross profit as a percentage of sales for the Research and Development business improved to 16.0% in the quarter from 4.6% in the same period in 1995. The improvement was due to several small contracts that carried high gross profit margins. The Consumer Products Business did not contribute any gross profit.

        Selling, general and administrative expenses increased by approximately $180,000, or 28.6% in the first quarter of 1996 over the same period in 1995. Selling expenses increased by $204,000, or 66.0% period to period. Approximately half of the increase is attributable to the expenses associated with the Company's French and United Kingdom offices being open for a full quarter, at full staffing levels. The balance of the increase is attributable to increased levels of sales activity in Canada and the United States and marketing expenses associated with the DrugAlert(TM) product. It is anticipated that selling, general and administrative expenses will remain at this higher level during the remainder of 1996.

         Unfunded research and development in the first quarter of 1996, applied to IONSCAN(R) technology, decreased by approximately $17,000, or 50.0% from the first quarter of 1995. The level of unfunded research and development engaged in by the Company is primarily a function of the resources, both financial and personnel, that are available at the time.

         Interest expense increased by approximately $4,000 in the first quarter of 1996, or 6.5% over the same period last year. The increase is the result of higher levels of borrowing, at higher interest rates.

         Other expense, net of income increased by $10,000 or 200.0% period to period. The increase was due primarily to the changes in exchange rates which generated an increase in such loss of $7,000 during the first quarter of 1996. The balance of the differences relate to several different accounts of income and expense that may not recur from year to year.

Capital Resources and Liquidity

         Operating Activities

         The Company incurred substantial net losses during the three years ending December 31, 1992, primarily as a result of the Company's change in its business strategy from airborne exploration to development of analytical specialty instruments, especially an advanced proprietary Ion Mobility Spectrometer called IONSCAN(R). For the year ended December 31, 1993, the Company recorded its first year of profitability in recent history, with a recorded net income of $595,000. The Company was unable to sustain profitability and incurred net losses of $2,565,000 and $827,000, for the years ended December 31, 1994 and 1995, respectively. For the three months ended March 31, 1996, the Company was able to return to profitability, recording a profit of $189,000. However, as a result of the previous losses, the Company continues to experience periodic severe cash shortages. The Company has cut operating expenses and restructured its payments to suppliers to conserve cash.

         The Company follows the practice of manufacturing to a sales forecast and, as a result, may have an inventory imbalance when sales are not realized in the same time frame as units are manufactured.

         In December 1995, the Company completed a sale of a portion of its investment in Labco. The proceeds were added to working capital. The Company will endeavor to sell its remaining interest in Labco, subject to the conditions contained in the Stock Purchase Agreement. See Note 4 of Notes to Financial Statements for additional information.

        Financing Activities

         In the past, the Company has obtained financing through the private sale of its equity securities and from working capital lines of credit.

         Both the Company and its Canadian subsidiary have substantial tax loss and research and development tax credit carryforwards to offset future tax liabilities.

         The Company has been experiencing cash flow shortages since mid-1994. This is the result of the need for capital to support higher levels of accounts receivable and inventory caused primarily by uneven sales patterns during the quarters. This situation was exacerbated by the Company's converting its production from its Model 350 IONSCAN(R) to its newly introduced Model 400 IONSCAN(R). The Company needs additional amounts of capital in order to proceed with product and applications development. During 1995 and for the first quarter of 1996, the Company did not generate positive cash flow from operations. If additional capital is required in the future in excess of cash generated by operations, the Company presently intends to raise such additional capital through the private placement of its equity and/or debt securities and/or the sale of the remaining stock in its 26% ownership in Labco. However, there can be no assurances that the Company will be able to raise the needed capital or as to the terms or timing thereof.

         On September 28, 1995, the Company entered into an Agreement with the Toronto-Dominion Bank pursuant to which the Bank agreed that the Company's Canadian subsidiary ("BRL") had until September 30, 1995 to come into compliance with certain covenants specified in the Agreement. In exchange, the Company agreed to dispose of its interest in Labco and to remit a portion of the proceeds to BRL. In addition, the Company provided the Bank with additional collateral to secure its advances to BRL. At September 30, 1995, BRL was in compliance with these requirements. However, at December 31, 1995 BRL was not in compliance with the minimum working capital requirement and at January 31, 1996 and February 29, 1996, BRL's borrowings under the line of credit exceeded the amount available thereunder. The bank has notified BRL of such default, and without waiving any other remedies available to it, will charge BRL an interest rate of 21% on the excess of such allowable borrowings. At March 31, 1996, BRL was in compliance with the terms of the facility. However, there can be no assurances that the Company will continue in compliance with the terms of the facility in the future. Management believes that if the Company fails to comply with the terms of the facility, the Bank will continue to provide funding in accordance with past practices, however, the Company cannot predict what actions, if any, the Bank may take or as to the timing thereof.

         The Company's 12 1/2% Convertible Subordinated Debentures ("Debentures"), in the principal amount of $300,000 come due on July 15, 1996. Although the Company believes that it will be able to generate sufficient cash in order to repay the Debentures when due, there can be no assurances that it will be able to do so. If the Company has insufficient funds to repay the Debentures, it will seek amendments, waivers, extensions, modifications and/or other measures in order to prevent such default. However, there can be no assurances that the Company will be successful in preventing such a default.

         Investment Activities

         Purchases of fixed assets for the three months ended March 31, 1996, were $26,000. The Company does not currently anticipate the need for significant purchases of fixed assets during the remainder of 1996.

         Pursuant to the terms of a Stock Purchase Agreement, dated December 8, 1995, between the Company and Labco, on December 13, 1995 the Company sold to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000. The purchase price consisted of $300,000 in cash, cancellation of all amounts owed by the Company to Labco pursuant to certain intercompany agreements and cancellation of $57,000 in accounts receivable due to Labco. The proceeds were added to working capital. The Company continues to own approximately 26% of Labco's common stock outstanding. See note 4 of Notes to Consolidated Financial Statements for additional information.

         Inflation

         Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

         Disclosure Regarding Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information contained in this Form 10-QSB includes information that is forward looking, such as the Company's opportunities to increase sales through, among other things, the development of new applications and markets for its Ionscan equipment and technology; its success with its Drug Alert product line, expected levels of selling, general and administrative expenses, exposure to fluctuations in foreign currencies and periodic liquidity and capital requirements. The matters referred to in
forward  looking   statements could be  affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of both foreign and domestic governmental budgeting decisions and the timing thereof, the ability of the Company to successfully develop and market new product applications and the ability of the Company to comply with the covenants of its loan agreements as well as certain other risks described elsewhere herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

Item 5. Other Information.

     On May 7, 1996, the Board of Directors of the Company approved the granting of non-qualified options covering a total of 253,000 shares of Common Stock to certain of the Company's executive officers and other key employees and to the Company's independent directors. The options are exercisable for up to five years from the date of grant at an exercise price, subject to adjustment in certain circumstances, of $1.00 per share, the fair market value of the Common Stock on the date of grant. One quarter of the options granted vest immediately, with the remainder vesting ratably over a three-year period. In the event of a "change in control" of the Company, the options will become immediately exercisable. The options are nontransferable, other than pursuant to the laws of descent and distribution, and will terminate in certain circumstances following termination of the recipient's employment (or, in the case of independent directors, service as a director) or in the event of the recipient's death or permanent disability.

     The grant of the options was not approved by the shareholders and the Company does not intend to seek shareholder approval for the grants. The terms of each grant will be reflected in the terms of an option agreement between the Company and each recipient of an option. The description contained herein is a summary only, is not intended to be complete, and is qualified in its entirety by reference to the terms of such option agreements.




ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.1A   The Company's Certificate of Incorporation, as amended.
                         (1)
                  3.2A   By-laws of the Company.                             (2)
                 10.27   Stock Purchase Agreement between Barringer
                         Laboratories, Inc. And Barringer Technologies Inc.
                         Dated December 8, 1995.                             (3)
                    27   Financial Data Schedule.

     ---------------------------------
(1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-31626.

(2) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-43094.

(3) Incorporated by reference to the identically numbered exhibit to the Registrant's Form 8-K, filed on December 27, 1995, file No. 0-3207.
     (b) Reports on Form 8-K

       Item     5. Other  Events - On February 2, 1996,  the Company   filed  a
Form  8-K/A  to  include financial    information    not   previously included
in Form 8-K filed on December 27, 1995, regarding the sale of a portion of its stock ownership in Barringer Laboratories, Inc.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BARRINGER TECHNOLOGIES INC.
                                            (Registrant)



                                            /s/Stanley S. Binder
                                            ____________________________
                                               Stanley S. Binder
                                               President




                                            /s/ Richard S. Rosenfeld
                                            _____________________________
                                                Richard S. Rosenfeld
                                                Chief Financial Officer
                                               (Principal Accounting Officer)


Date:  May 13, 1996

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS


Exhibit Number                                                         Page No.

27          Financial Data Schedule                                       16