Form 10QSB
period 1996-06-30
BARRINGER TECHNOLOGIES INC
filed 1996-08-14
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-QSB

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996
                                       OR
___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to __________

Commission file number    0-3207

                           Barringer Technologies Inc.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     Delaware                                                     84-0720473
(STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

               219 South Street, New Providence, New Jersey 07974
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 665-8200
                           (Issuer's telephone number)

             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]


       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock, $0.01 par value - outstanding as of August 9, 1996 - 3,506,474 shares

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                      INDEX


Part I   Financial Information

Item 1.   Financial Statements.

          - Consolidated Balance Sheets as of June 30, 1996
            (unaudited) and December 31, 1995;

          - Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 1996 and 1995;

          - Consolidated Statements of Cash Flows (unaudited) for the three months and six months ended June 30, 1996 and 1995;

          - Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

Signatures


Exhibits

Item 1.  Financial Statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS









ASSETS                                       June 30,                   Dec. 31,
                                               1996                       1995
                                            (unaudited)


Current assets:

 Cash                                          $17,000                   $43,000

 Trade receivables, less
allowances of $90,000 and $41,000             2,658,000                1,533,000

 Inventories                                  1,652,000                1,621,000

 Prepaid expenses and other                     276,000                  250,000

 Deferred tax asset                             225,000                  225,000
                                        ----------------------------------------

     Total current assets                     4,828,000                3,672,000



Property and equipment                          558,000                  586,000



Investment in unconsolidated subsidiary
(note 4)                                        355,000                  334,000




Other assets                                    140,000                  143,000
                                        ----------------------------------------



     Total assets                             $5,881,000              $4,735,000
                                        ========================================






See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND EQUITY                    June 30,                      Dec. 31,
                                            1996                          1995
                                         (unaudited)
Current liabilities:

 Bank indebtedness and other notes      $1,231,000                      $744,000

 Accounts payable                        1,117,000                     1,278,000

 Accrued liabilities                       902,000                       723,000

 Accrued payroll and related taxes         338,000                       257,000

 Current portion of long term debt (note 6)300,000                       300,000
                                         ---------------------------------------

    Total current liabilities            3,888,000                     3,302,000



Other non-current liabilities              113,000                       108,000
                                         ---------------------------------------



     Total liabilities                   4,001,000                     3,410,000
                                         ---------------------------------------



Shareholders' equity:

 Class  A  convertible   preferred
stock,  $2.00  par  value,   270,000
shares authorized, 74,000 and 83,000
shares outstanding less discount of
$57,000 and $64,000, respectively           91,000                       101,000


 Class B convertible preferred stock,
$2.00 par value, 730,000 shares
authorized, 233,000 and 258,000 shares     465,000                       515,000
outstanding, respectively

 Common stock, $.01 par value,
7,000,000  shares authorized, 3,498,000
and 3,479,000 shares outstanding,
respectively                                35,000                        35,000

 Additional paid-in capital             17,765,000                    17,685,000

 Accumulated deficit                   (16,003,000)                 (16,542,000)

 Foreign currency translation             (460,000)                    (456,000)
                                    --------------------------------------------

                                         1,893,000                     1,338,000

 Less: common stock in treasury at cost,
31,000 shares                              (13,000)                     (13,000)
                                    --------------------------------------------

    Total shareholders' equity           1,880,000                     1,325,000
                                    --------------------------------------------

Total liabilities and equity            $5,881,000                    $4,735,000
                                    ============================================

See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS) (UNAUDITED)

                              Three Months Ended                Six Months Ended
                                   June 30,                         June 30,
                              -------------------        -----------------------

                              1996            1995        1996              1995
                              --------------------       -----------------------

Revenues from operations     $2,658          $1,782       $5,012          $3,110

Cost of sales                 1,411             925        2,647           1,892
                              ---------------------      -----------------------

    Gross profit              1,247             857        2,365           1,218
                              ----------------------     -----------------------

Operating expenses:

    Selling, general
    and administrative         832              671        1,641          1,300

    Unfunded research
    and development              40              70           57            104
                               ---------------------     -----------------------
                                872             741        1,698          1,404
                               ---------------------     -----------------------
       Operating income (loss)  375             116          667           (186)
                               ---------------------     -----------------------

Other income (expense):

    Interest                    (64)            (60)         (130)         (122)

    Equity in earnings of Labco  42               -            20             -

    Other, net                   22              (43)           7           (48)
                                ----------------------    ----------------------

                                  0             (103)        (103)         (170)
                                -----------------------   ----------------------

       Income (loss) from continuing
       operations                375              13          564          (356)

Income from operation
  held for sale                   -               54           -              55
                                ------------------------   ---------------------
        Net income (loss)
          for the period         375              67          564          (301)

Preferred stock dividend
  requirements                   (12)            (24)         (24)          (51)
                                ------------------------   ---------------------

        Net income (loss) attributable to
          common shareholders  $ 363             $43         $540       $  (352)
                                ========================   =====================

Primary Per share data (note 3):

   Income (loss) continuing
     operations                $ 0.10        $ (0.01)      $ 0.16       $ (0.13)

   Income from operation
     held for sale                -             0.02          -             0.02
                                ----------------------    ----------------------

     Net Income (loss)
          per share            $ 0.10        $  0.01      $  0.16       $ (0.11)
                               =======================    ======================

Fully Diluted Per share data (note 3):

   Income (loss) continuing
     operations                $ 0.10     $    (0.01)     $  0.15       $ (0.13)

   Income from operation
     held for sale                -             0.02          -             0.02
                               ------------------------   ----------------------

     Net Income (loss)
       per share               $ 0.10     $     0.01      $  0.15       $ (0.11)
                               ========================   ======================

Weighted average common and
  common equivalent shares
  outstanding:

   Primary                      3,489          3,067        3,483          3,060
                               ========================   ======================

   Fully diluted                3,489          3,067        3,854          3,060
                               ========================   ======================

See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                               Three Months Ended          Six Months Ended June
                                   June 30,                            30,
                               ---------------------       ---------------------

OPERATING ACTIVITIES           1996             1995       1996             1995
                               ---------------------       ---------------------

Net Income (loss)              $375              $67       $564           $(301)

Items not affecting cash:

    Depreciation/amortization    21               77         75              309

    (Income) from operation
       held for sale              -              (54)         -             (55)

    Equity in (earnings) of Labco(42)              -        (20)              -

    Other                        (76)             72         19               81

Decrease (increase) in non-cash
working capital balances        (268)           (582)    (1,083)           (695)
                                ---------------------    -----------------------

          Cash provided by (used in)
          operating activities    10            (420)      (445)           (661)
                                ---------------------    -----------------------

INVESTING ACTIVITIES

Purchase of equipment and other  (21)            (80)       (47)           (262)

Increase in investment in
operation held for sale          (21)           (133)       (21)           (133)
                                ---------------------     ----------------------

         Cash (used in)
         investing activities    (42)           (213)       (68)           (395)
                                ---------------------     ----------------------

FINANCING ACTIVITIES

Proceeds on sale of securities
and other                         -              905          -              905

Increase (reduction) in
bank debt and other               -               34        487              210
                                 --------------------      ---------------------

             Cash provided by
             financing activities 0              939        487            1,115
                                 --------------------      ---------------------

Increase (decrease) in cash     (32)             306        (26)              59

Cash at beginning of period      49               20         43              267
                                ----------------------     ---------------------

Cash at end of period           $17             $326       $ 17             $326
                                ======================     =====================
CHANGES IN COMPONENTS OF NON-
CASH WORKING CAPITAL BALANCES
RELATED TO CONTINUING OPERATIONS

Receivables                  $ (319)             $40   $ (1,125)          $(757)

Inventory                         3              185        (31)             281

Other current assets            (12)             (38)       (26)             (8)

Other assets                    (27)              -           -             (32)

Accounts payable and
accrued expenses                 87             (769)        99            (179)
                              -----------------------     ----------------------

Decrease (increase) in non-
cash working capital balances $(268)           $(582)   $(1,083)          $(695)
                              =======================   ========================

Cash paid during the
period for interest             $54             $105       $107             $150
                              =======================   ========================

Cash paid during the
period for income taxes          $0               $0         $0               $0
                              =======================   ========================


See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and the results of its operations and its cash flows for the three months and six months ended June 30, 1996 and 1995, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1995. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


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


3. Earnings (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements, by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect, if any, of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period end stock prices for fully-diluted basis). In applying the treasury stock method, the provisions of Accounting Principles Board Opinion 15, paragraph 38 were considered and had a dilutive effect on the fully-diluted earnings per share calculation for the six months ended June 30, 1996. The effect of this provision is to limit the amount of shares purchased under the treasury stock method to 20% of outstanding shares and apply the excess proceeds to reduce borrowings and related interest expense.

   4. The Company maintains a 26% interest in Barringer Laboratories, Inc. and accounts for this investment on the equity method.

         The following is the condensed results of operations and condensed balance sheet for Labco.

                         Condensed Results of Operations
                                   (in $000's)

                             Three months ended                 Six months ended
                                 June 30,                          June 30,
                             1996          1995                 1996        1995
                             ----          ----                 ----       -----


Revenues                     1,675         1,647               2,971       3,089
Cost of revenues             1,124         1,141               2,135       2,222
                             -----         -----               -----       -----
         Gross profit          551           506                 836         867
Expenses                       387           391                 758         749
                             -----         -----               -----      ------
         Net income            164           115                  78         118
                            ======        ======             =======      ======



                             Condensed Balance Sheet
                               As of June 30, 1996
                                   (In $000's)

         Current assets                                        1,301
         Property and equipment                                  482
         Other assets                                             52
                                                             -------
            Total assets                                       1,835

         Current liabilities                                     625
         Long-term debt                                          122
         Equity                                                1,088
                                                               -----
            Total liabilities and equity                       1,835

5. The Company's Agreement with the Toronto-Dominion Bank contains certain covenants which the Company's Canadian subsidiary must meet. At June 30, 1996, certain of the financial covenants were not met. The Company has periodically failed to meet various of the covenants, but the Bank has continued to provide funding in accordance with past practices. Management believes the Company will re-establish compliance. If the Company continues to periodically fail to comply with the terms of the facility, management believes the Bank will continue to provide funding in accordance with past practices, however, the Company cannot predict what actions, if any, the Bank may take or as to the timing thereof.

6. Subsequent Event - On July 10, 1996, the Company completed the sale of $1,000,000 of its 6% Convertible Subordinated Debentures, due 1997, in a private transaction to institutional and private investors and members of management. The Debentures are due July 9, 1997 and are convertible into shares of the Company's Common Stock at the rate of $2.75 per share of Common Stock. Interest is payable semi-annually.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter ended June 30, 1996 Compared To Quarter ended June 30, 1995

     Sales of all instruments increased by $936,000, or 58.1% in the second quarter of 1996 compared to the second quarter of 1995. Sales of Ionscan instruments and related products increased by approximately $661,000, or 44.1%, in the second quarter of 1996 compared to the second quarter of 1995, on increased unit sales of approximately 56%. This was due to increased sales of the Model 400 which was introduced in the first quarter of 1995. Management believes the increased sales resulted from an expanded market, coupled with the Model 400 having a lower selling price than its predecessor Model 350, and being smaller, lighter and containing more features. In addition, the Company has been successful in adapting its units to suit customer needs in order to increase unit sales. Sales of instruments other than Ionscan products increased by approximately $275,000, or 243% in the second quarter of 1996 compared to the second quarter of 1995, principally due to the award in 1995 of the heavy water analyzer contract, which was substantially completed in the second quarter of 1996.

         Revenues of the research and development business decreased by approximately $57,000, or 40.4% in the second quarter of 1996 compared to the second quarter of 1995. The reduced revenues are attributable to reduced work performed under the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser-fluorosensor system The contract had an original value of approximately $1,450,000, with a substantial portion of that contract being billed in 1995.

     The Company's Consumer products business, formed in March 1995, did not achieve significant sales during the second quarter of 1996. After limited market testing of its DrugAlert[TM] product, it became apparent that a successful marketing program has to overcome certain barriers that exist relating to the consumer's reluctance to purchase the product. Although management believes that the product has good potential it has not yet been able to formulate an effective marketing strategy nor has management made the determination that it will pursue developing this product in the future. In the meantime, it is proceeding with limited distribution.

         Gross profit for all businesses as a percentage of sales for the quarter ended June 30, 1996 decreased from 48.1% to 46.9% over the same period last year. The gross profit as a percentage of sales for the Instruments business decreased from 52.6% in the second quarter of 1995 to 50.5% in the second quarter of 1996. The decrease was attributable to reduced unit sales of the Model 350 IONSCAN in the second quarter of 1996 at lower selling prices, compared to the second quarter of 1995 which had higher unit sales at higher selling prices. The gross profit as a percentage of sales for the Research and Development business decreased to a negative 33.3.0% in the quarter from a negative 12.8% in the same period in 1995. The decrease was due to the reduced volume in that segment of the business. The results of the Consumer Products Business were not significant.

         Selling, general and administrative expenses increased by approximately $161,000, or 24.0% in the second quarter of 1996 over the same period in 1995. However, in the second quarter of 1995, the Company recognized an expense decrease of $152,000 attributable to a negotiated reduction in professional fees. Therefore, without respect to such reduction, selling, general and administrative expenses would have increased by $9,000. Selling expenses increased by $52,000, or 11.9% period to period. The increase is attributable to increased levels of sales.

         Unfunded research and development in the second quarter of 1996, applied to IONSCAN(R) technology, decreased by approximately $30,000, or 42.9% from the second quarter of 1995. The level of unfunded research and development engaged in by the Company is primarily a function of the resources, both financial and personnel, that are available at the time.

         Interest expense increased by approximately $4,000 in the second quarter of 1996, or 6.7% over the same period last year. The increase is the result of higher levels of borrowing, at higher interest rates.

         Income on unconsolidated subsidiary represents the Company's share of the earnings and losses of Barringer Laboratories Inc. ("Labco") of which the Company has a twenty-six percent ownership. Prior to December 31, 1995, the Company had a controlling interest in Labco and consolidated it into its own operations but since the first quarter of 1995 has presented Labco as an operation held for sale. Fluctuations in earnings and losses are dependent upon the performance of Labco and is not influenced by the Company. The Company's share of Labco's net income for the second quarter of 1996 was $42,000 as compared to $54,000 for the same period in 1995 where it is shown under the caption "Income from operation held for sale".

     Other expense, net of income was $22,000 for the second quarter of 1996 compared to other income, net of expense of $43,000 for the same period last year. In the second quarter of 1995 changes in exchange rates generated income of $50,000 as compared to $2,000 for the second quarter of 1996. In addition, for the second quarter of 1996, the Company recognized gains of approximately $42,000 on trading securities held for pension funding purposes. The balance of the differences relate to several different accounts of income and expense that may not recur from year to year.


Six months ended June 30, 1996 Compared To six months ended June 30, 1995

     Sales of all instruments increased by $2,022,000, or 84.4% in the six months ended June 30, 1996 compared to the same period in 1995. Sales of Ionscan instruments and related product increased by approximately $1,676,000, or 77.1%, in the six months ended June 30, 1996 compared to the same period in 1995, on increased unit sales of approximately 73%. This was due to increased sales of the Model 400 which was introduced in the first quarter of 1995. Management believes the increased sales resulted from an expanded market, coupled with the Model 400 having a lower selling price than its predecessor Model 350, and being smaller, lighter and containing more features. In addition, the Company has been successful in adapting its units to suit customer needs in order to increase unit sales. Sales of instruments other than Ionscan products increased by approximately $346,000, or 155% in the six months ended June 30, 1996 compared to the same period in 1995, principally due to work performed on the heavy water analyzer contract, which was substantially completed by June 30, 1996. In addition the Company was successful in selling several of its other non-Ionscan instruments.

         Revenues of the research and development business decreased by approximately $145,000, or 21.2% in the six months ended June 30, 1996 compared to the same period in 1995. The reduced revenues are attributable to reduced work performed under the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser-fluorosensor system The contract had an original value of approximately $1,450,000, with a substantial portion of that Contract being billed in 1995.

     The Company's Consumer products business, formed in March 1995, did not achieve significant sales during the first six months of 1996. After limited market testing of its DrugAlert[TM] product, it became apparent that a successful marketing program has to overcome certain barriers that exist relating to the consumer's reluctance to purchase the product. Although management believes that the product has good potential it has not yet been able to formulate an effective marketing strategy nor has management made the determination that it will pursue this product in the future. In the meantime, it is proceeding with limited distribution.

         Gross profit for all businesses as a percentage of sales for the six months ended June 30, 1996 increased to 47.2% from 39.2% in the same period last year. The gross profit as a percentage of sales for the Instruments business increased to 52.7% for the six months ended June 30, 1996 as compared to 49.4% for the same period in 1995. The increase was attributable to better margins on custom sales orders and a better international mix of sales, coupled with larger, more efficient production runs. The sale of several Model 350 units, whose carrying value had been reduced in 1995, also contributed to the improvement. The gross profit as a percentage of sales for the Research and Development business improved to 8.3% for the six months ended June 30, 1996 as compared to 1.0% for the same period in 1995. The improvement was due to several small contracts that carried high gross profit margins during the first quarter of 1996. The Consumer Products Business did not contribute any gross profit.

         Selling, general and administrative expenses increased by approximately $341,000, or 26.2% for the six months ended June 30, 1996 as compared to the same period in 1995. However, in the 1995 period the Company recognized an expense decrease of $152,000 attributable to a negotiated reduction in professional fees. Therefore, without respect to such reduction, selling general and administrative expenses would have increased by $189,000. Selling expenses increased by $256,000, or 34.3% period to period. Most of the increase is attributable to the expenses associated with the Company's French and United Kingdom offices being open for a six month period in 1996, at full staffing levels. The balance of the increase is attributable to increased levels of sales activity in Canada and the United States and marketing expenses associated with the DrugAlert(TM) product, which marketing expenses were significantly reduced as of July 1, 1996.

         Unfunded research and development in the first six months of 1996, applied to IONSCAN(R) technology, decreased by approximately $47,000, or 45.2% from the first six months of 1995. The level of unfunded research and development engaged in by the Company is primarily a function of the resources, both financial and personnel, that are available at the time.

         Interest expense increased by approximately $8,000 in the six months ended June 30, 1996, or 6.6% over the same period last year. The increase is the result of higher levels of borrowing, at higher interest rates.

     Income on unconsolidated subsidiary represents the Company's share of the earnings and losses of Labco, of which the Company has a twenty-six percent ownership. Prior to December 31, 1995, the Company had a controlling interest in Labco and consolidated it into its own operations, but since the first quarter of 1995, has presented Labco as an operation held for sale. Fluctuations in earnings and losses is dependent upon the performance of Labco and is not influenced by the Company. The Company's share of Labco's net income for the six months ended June 30, 1996 was $20,000 as compared to $55,000 for the same period in 1995 where it is shown under the caption "Income from operation held for sale".

         Other income, net of expense was $7,000 for the six months ended June 30, 1996 as compared to other expense, net of income of $48,000 for the same period last year. In the six months ended June 30, 1995 changes in exchange rates generated income of $55,000 as compared to $14,000 for the same period in 1996. In addition, for the six months ended June 30, 1996, the Company recognized gains of approximately $42,000 on trading securities held for pension funding purposes. The balance of the differences relate to several different accounts of income and expense that may not recur from year to year.

Capital Resources and Liquidity

         Operating Activities

     For the six months ended June 30, 1996, cash used in operating activities was $445,000. This was composed of cash generated from operating results of $638,000, offset by $1,083,000 used to fund non-cash working capital balances, primarily higher levels of trade receivables. The higher level of trade receivables was the result of higher levels of sales occurring towards the end of the second quarter of 1996. The working capital requirements of the Company will increase as the Company's sales and production levels increase.

         Investment Activities

         Purchases of fixed assets for the six months ended June 30, 1996, were $47,000. The Company does not currently anticipate the need for significant purchases of fixed assets during the remainder of 1996.

         Pursuant to the terms of a Stock Purchase Agreement, dated December 8, 1995, between the Company and Labco, on December 13, 1995 the Company sold to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000. The purchase price consisted of $300,000 in cash, cancellation of all amounts owed by the Company to Labco pursuant to certain intercompany agreements and cancellation of $57,000 in accounts receivable due to Labco. The proceeds were added to working capital. The Company continues to own approximately 26% of Labco's common stock outstanding. The Company anticipates that it will divest itself of its remaining investment in Labco, as conditions may allow.

         Financing Activities

         For the six months ended June 30, 1996, the Company increased its borrowings under its credit facilities by $487,000. At June 30, 1996, the Company had available unused lines of credit of $250,000, to the extent of available collateral. During July 1996, the Company's foreign subsidiaries factored approximately $380,000 of its receivables. The proceeds were added to working capital.

         On July 10, 1996, the Company completed the sale of $1,000,000 of its 6% Convertible Subordinated Debentures, due July 9, 1997. The Debentures are convertible into shares of the Company's Common Stock at the rate of $2.75 per share of Common Stock. The Company utilized $300,000 of the proceeds to pay the balance due on its 12 1/2% Convertible Subordinated Debentures, maturing July 15, 1996. The remaining proceeds were added to working capital.

     Both the Company and its Canadian subsidiary have substantial tax loss and research and development tax credit carryforwards to offset future tax liabilities.

         The Company has been experiencing cash flow shortages since mid-1994. This is the result of the need for capital to support higher levels of accounts receivable and inventory caused primarily by uneven sales patterns during the quarters. This situation was exacerbated, in 1995, by the Company's converting its production from its Model 350 IONSCAN(R) to its newly introduced Model 400 IONSCAN(R). The Company needs additional amounts of capital in order to proceed with product and applications development. During 1995 and the first six months of 1996, the Company did not generate positive cash flow from operations despite achieving net income of $564,000 for the six months ended June 30, 1996. If additional capital is required in the future in excess of cash generated by operations, the Company presently intends to raise such additional capital through the sale of its equity and/or debt securities and/or the sale of the remaining stock in its 26% ownership in Labco. However, there can be no assurances that the Company will be able to raise the needed capital or as to the terms or timing thereof.

         The Company's Agreement with the Toronto-Dominion Bank contains certain covenants which the Company's Canadian subsidiary must meet. At June 30, 1996, certain of the financial covenants were not met. The Company has periodically failed to meet various of the covenants, but the Bank has continued to provide funding in accordance with past practices. Management believes the Company will re-establish compliance. If the Company continues to periodically fail to comply with the terms of the facility, management believes the Bank will continue to provide funding in accordance with past practices, however, the Company cannot predict what actions, if any, the Bank may take or as to the timing thereof.

         Inflation

         Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

         Disclosure Regarding Forward Looking Statements

     Certain information in this Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. Such statements include, but are not limited to, the Company's opportunities to increase sales through, among other things, the development of new applications and markets for its Ionscan equipment and technology, the probability of the Company's future success with its DrugAlert[TM] product line, exposure to fluctuations in foreign currencies and periodic liquidity and capital requirements. Forward looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward looking statements herein. Important factors that could contribute to such differences include, the effect of economic and market conditions on the Company, the impact of both foreign and domestic governmental budgeting decisions and the timing thereof, the ability of the Company to successfully develop and market current products and new product applications and the ability of the Company to comply with the covenants of its loan agreements as well as certain other risks described elsewhere herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              3.1A The Company's Certificate of Incorporation, as amended.(1) 3.2A By-laws of the Company.(2)
              11    Earnings Per Share.
              27    Financial Data Schedule.

____________________________
(1) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-031626.
(2) Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-43094.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BARRINGER TECHNOLOGIES INC.
                                            (Registrant)



                                            /S/ STANLEY S. BINDER
                                            Stanley S. Binder
                                            President,




                                            /S/ RICHARD S. ROSENFELD
                                            Richard S. Rosenfeld, Chief
                                            Financial Officer (Principal
                                            Accounting Officer)



Date: August 13, 1996

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS


Exhibit Number                                                         Page No.


11                Earnings Per Share                                       21

27                Financial Data Schedule                                  22