Form 10QSB
period 1996-09-30
BARRINGER TECHNOLOGIES INC
filed 1996-11-14
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________  to ______________

Commission file number    0-3207

                          Barringer Technologies Inc.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     Delaware                                                   84-0720473
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
IDENTIFICATION  INCORPORATION                                      NUMBER)
OR ORGANIZATION)

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

Common stock, $0.01 par value - outstanding as of November 6, 1996 - 3,542,974 shares

         Transitional Small Business Disclosure Format (check one):
Yes    ; No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                      INDEX


Part I    Financial Information

Item 1.  Financial Statements

         - Consolidated Balance Sheets as of September 30, 1996
           (unaudited) and December 31, 1995;

         - Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 1996 and 1995;

         - Consolidated Statements of Cash Flows (unaudited) for the three months and nine months ended September 30, 1996 and 1995;

         - Notes to Consolidated Financial Statements;

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

              (a)   Exhibits

Signatures


Exhibits

Item 1.   Financial Statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





ASSETS                                     September 30,              Dec. 31,
                                               1996                    1995
                                           (unaudited)

Current assets:
 Cash                                       $  198,000             $    43,000
 Trade receivables, less
   allowances of $61,000 and $41,000         2,036,000               1,533,000
 Inventories                                 2,296,000               1,621,000
 Prepaid expenses and other                    361,000                 250,000
 Investment in Labco (notes 4 and 7(B))        451,000                    -
 Deferred tax asset                            385,000                 225,000
                                            ----------              ----------
     Total current assets                    5,727,000               3,672,000

Property and equipment                         525,000                 586,000

Investment in unconsolidated
  subsidiary (note 4)                            -                     334,000

Other assets                                   124,000                 143,000
                                            ----------              ----------

     Total assets                           $6,376,000              $4,735,000
                                            ==========              ==========







  See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND EQUITY                   September 30,                Dec. 31,
                                             1996                       1995
                                        (unaudited)
Current liabilities:

 Bank indebtedness and other notes        $860,000                  $  744,000
 Accounts payable                          952,000                   1,278,000
 Accrued liabilities                       662,000                     723,000
 Accrued payroll and related taxes         324,000                     257,000
 Convertible subordinated
    debenture (note 6)                   1,000,000                         -
 Current portion of long term
    debt (note 6)                           -                          300,000
                                        -----------                 ----------
    Total current liabilities            3,798,000                   3,302,000

Other non-current liabilities              116,000                     108,000
                                        -----------                -----------

     Total liabilities                   3,914,000                   3,410,000
                                        -----------                -----------

Stockholders' equity (note 7(B):
Preferred stock, $2.00 par value,
4,000,000 shares authorized,
   270,000 shares designated class
      A convertible  preferred stock,
   65,000 and 83,000 shares
      outstanding, less discount of
      $57,000  and  $64,000, respectively   80,000                     101,000
   730,000 shares designated
      class B convertible preferred
      stock, 208,000 and 258,000
      shares outstanding, respectively     415,000                     515,000
 Common  stock,  $.01 par value,
 7,000,000  shares  authorized,
 3,511,000  and 3,479,000 shares
 outstanding, respectively                  35,000                      35,000
 Additional paid-in capital             17,833,000                  17,685,000
 Accumulated deficit                   (15,458,000)                (16,542,000)
 Foreign currency translation             (430,000)                   (456,000)
                                    ---------------            ----------------
                                         2,475,000                   1,338,000
 Less: common stock in treasury
   at cost, 31,000 shares                  (13,000)                    (13,000)
                                    ---------------            ----------------
    Total stockholders' equity           2,462,000                   1,325,000
                                    ---------------            ----------------
Total liabilities and equity            $6,376,000                  $4,735,000
                                    ==============             ================

See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30.                      September 30,
                                                    ----------------------------      -----------------------------
                                                          1996          1995                1996               1995
                                                    ------------- --------------       ------------   -------------
Revenues from operations                            $      2,340   $      1,434        $      7,352   $       4,544
Cost of sales                                              1,002            952               3,648           2,844
                                                    ------------- --------------       ------------   -------------
      Gross profit                                         1,338            482               3,704           1,700
                                                    ------------- --------------       ------------   -------------
Operating expenses:
      Selling, general and administrative                    919            656               2,560           1,956
      Unfunded research and development                       34             29                  91             133
                                                    ------------- --------------       ------------   -------------
                                                             953            685               2,651           2,089
                                                    ------------- --------------       ------------   -------------
      Operating income (loss)                                385           -203               1,053            (389)
                                                    ------------- --------------       ------------   -------------
Other income (expense):
      Interest                                               (56)           (64)               (186)           (186)
      Equity in earnings of Labco                             97              -                 117              -
      Other, net                                              (8)           (35)                 (1)            (83)
                                                      -----------   ------------       -------------  -------------
                                                              33            (99)                (70)           (269)
                                                      -----------   ------------       -------------    -----------
      Income (loss) before income taxes                      418           (302)                983            (658)
Income tax (benefit) (note 2 )                              (125)             -                (125)             -
                                                      -----------   ------------       -------------    -----------
      Income (loss) from continuing operations               543           (302)              1,108            (658)
Income from operation held for sale (note 4)                  -             139                   -             194
                                                      -----------   ------------       -------------     ----------
      Net income (loss)                                      543          (163)               1,108            (464)
Preferred stock dividend requirements                        (11)          (16)                 (35)            (67)
                                                      -----------   ------------       -------------     -----------
      Net income (loss) attributable to common
      stockholders                                    $      532    $     (179)         $     1,073     $      (531)
                                                      ===========   ============        ===========     ============
Primary per share data (note 3):
   Income (loss) continuing operations                $     0.13    $    (0.09)         $      0.28     $     (0.23)
   Income from operation held for sale                        -           0.04                   -             0.06
                                                      ------------- ------------         -----------    ------------
     Net income (loss) per share                      $     0.13    $    (0.05)         $      0.28     $     (0.17)
                                                      ============= ============         ===========    ============
Fully diluted per share data (note 3):
   Income (loss) continuing operations                $     0.12    $    (0.09)          $     0.26     $     (0.23)
   Income from operation held for sale                        -           0.04                   -             0.06
                                                      ------------- ------------        -----------      -----------
     Net income (loss) per share                      $     0.12    $    (0.05)          $     0.26     $     (0.17)
                                                      ============= ============        ===========      ===========
Weighted average common and common
  equivalent shares outstanding:
         Primary                                             4,164       3,412                3,898           3,209
                                                     ============= =============         ==========      ===========
         Fully diluted                                       4,619       3,412                4,391           3,209
                                                     ============= =============         ===========     ===========

See notes to consolidated financial statements.



                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                           Three Months Ended September            Nine Months Ended
                                                                        30,                          September 30,
                                                           ------------------------------     ----------------------------
OPERATING ACTIVITIES                                             1996           1995               1996           1995
                                                           --------------- --------------     -------------- -------------
Net Income (loss)                                                $543         $(163)             $1,108        $(464)
Items not affecting cash:
        Depreciation and amortization                              90            81                 165          390
        (Income) from operation held for sale                       -          (139)                  -         (194)
        Equity in (earnings) of Labco                             (97)           -                 (117)          -
        Deferred income tax benefit                              (160)           -                 (160)          -
        Other                                                      19            24                  37           73
Decrease (increase) in non-cash working capital
  balances                                                       (526)          399              (1,609)        (264)
                                                           --------------- --------------     -------------- -------------
               Cash provided by (used in) operating              (131)          202                (576)        (459)
               activities
                                                           --------------- --------------     -------------- -------------
INVESTING ACTIVITIES
Purchase of equipment and other                                   (38)         (128)                (85)        (390)
Increase in investment in operation held for sale
                                                                   21            55                  -           (78)
                                                           --------------- --------------     -------------- -------------
               Cash (used in) investing activities                (17)          (73)                (85)        (468)
                                                           --------------- --------------     -------------- -------------
FINANCING ACTIVITIES
Proceeds on sale of securities and other                         1,000            -               1,000          905
Repayment of 12 1/2% debentures                                   (300)           -                (300)          -
Increase (reduction) in bank debt and other                       (371)        (304)                116          (94)
                                                           --------------- --------------     -------------- -------------
               Cash provided by (used in)
                financing activities                               329         (304)                816          811
                                                           --------------- --------------     -------------- -------------
Increase (decrease) in cash                                        181         (175)                155         (116)
Cash at beginning of period                                         17          326                  43          267
                                                           --------------- --------------     -------------- -------------
Cash at end of period                                             $198         $151                $198         $151
                                                           =============== ==============     ============== =============

CHANGES IN COMPONENTS OF NON-CASH WORKING CAPITAL BALANCES:
Receivables                                                      $622          $ 83               $(503)       $(674)
Inventory                                                        (644)           90                (675)         371
Other current assets                                              (85)         (114)               (111)        (122)
Accounts payable and accrued expenses                            (419)          340                (320)         161
                                                         --------------- --------------     -------------- -------------
Decrease (increase) in non-cash working capital
  balances                                                       $(526)        $399            $ (1,609)       $(264)
                                                         =============== ==============     ============== =============
Cash paid during the period for interest                         $  52         $ 53            $    159        $ 203
                                                         =============== ==============     ============== =============
Cash paid during the period for income taxes                   $   14         $   0            $     14        $   0
                                                         =============== ==============     ============== =============
See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1996 and 1995, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1995. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2. As a result of the Company's history of losses, a valuation allowance has been provided for all U.S. deferred tax assets and for substantially all of the Canadian deferred tax assets. The net deferred tax asset relates to the Company's Canadian subsidiary ("BRL"), which has available tax credits and loss carryforwards. BRL has a history of profitability, despite the consolidated losses of the Company. Based on this history and estimated 1996 earnings, which includes earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. In the three-month and nine-month periods ended September 30, 1996 the Company had a net tax benefit of $125,000, composed of current Canadian provincial taxes of $35,000, offset by a $160,000 reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of the Canadian tax loss carryforwards caused primarily by improved operating results of BRL. Management anticipates that further deferred tax benefits will be recognized in the fourth quarter

3. Income (loss) per share is computed by dividing net income (loss), less preferred stock dividend requirements, by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect, if any, of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period end stock prices for fully-diluted basis). Fully diluted income per share is computed assuming the conversion of convertible preferred stock and subordinated debentures at the beginning of the period or the date of issuance, whichever is later.

4. The Company maintained a 26% interest in Barringer Laboratories, Inc. ("Labco") at September 30, 1996 and accounts for this investment under the equity method of accounting. See note 7 (A).

         The following is the condensed results of operations and condensed balance sheet for Labco (in $000's).

                         Condensed Results of Operations

                                                      Three months ended                Nine months ended
                                                       September 30,                     September 30,
                                                 1996               1995            1996             1995
                                                -------------------------        -------------------------

Revenues                                        1,992             1,867            5,081             4,956
Costs and expenses                             (1,617)           (1,572)          (4,631)           (4,543)
Minority interest                                 -                (156)             -                (219)
                                           -----------           -------        ---------          --------
Income from operation held for sale               -                 139              -                 194
                                                                 =======                           ========
Net income                                        375                                450
                                           ===========                          =========
Equity in earnings of Labco                        97                                117
                                           ===========                          =========

                                                 Condensed Balance Sheet
                                                    September 30, 1996
                                                       (In $000's)

         Current assets                                     1,772
         Property and equipment                               437
         Other assets                                          56
                                                          --------
            Total assets                                    2,265
                                                          ========

         Current liabilities                                  685
         Long-term debt                                       112
         Equity                                             1,468
                                                          --------
            Total liabilities and equity                    2,265
                                                          ========


5. The Company's Agreement with the Toronto-Dominion Bank ("Bank") contains certain covenants which BRL must meet. At September 30, 1996, BRL was in compliance will all such covenants. However, BRL has periodically failed to meet various of the covenants, but the Bank has continued to provide funding in accordance with past practices. If BRL continues to periodically fail to comply with the terms of the BRL facility (the "Facility"), management believes the Bank will continue to provide funding in accordance with past practices, however, the Company cannot predict what actions, if any, the Bank may take or as to the timing thereof. The Company intends to repay this indebtedness out of the proceeds of its proposed public offering (see note 7(B)) ("Public Offering") and to terminate the Facility.

6. On July 10, 1996, the Company completed the sale of $1,000,000 of its 6% Convertible Subordinated Debentures due 1997, in a private transaction to private investors including members of management. These Debentures are due July 9, 1997 and are convertible into shares of the Company's Common Stock at the rate of $2.75 per share (363,636 shares of common stock reserved at September 30, 1996) and mature on the earlier of (i) 30 days after the completion of an underwritten public offering or a private placement of the Company of its equity securities pursuant to which the Company receives net proceeds in an aggregate amount in excess of $5,000,000, or (ii) July 9, 1997. Interest is payable semi-annually. A portion of the proceeds of the sale of these debentures was used to repay the 12 1/2% Subordinated Convertible Debentures due July 1996.

7.       Subsequent Events:

         (A) In October 1996, the Company and Labco entered into a Termination Agreement ("Termination Agreement") pursuant to which Labco agreed to waive its right of first refusal and to terminate the restrictions on the transfer of the Company's remaining Labco shares. The Company agreed that, for a period of three months from the date of the Termination Agreement, it would sell such shares at a price of at least $1.6875 per share ("Target Price") in a distribution in which it would not knowingly sell more than 75,000 shares to any one purchaser or group of related purchasers. Under the Termination Agreement, for such three-month period, the Company must sell its Labco shares as provided above if it receives an offer to acquire such shares at a price per share at least equal to the Target Price. The restrictions described above also apply to any shares of Labco common stock issuable to the Company upon the exercise of certain warrants held by the Company. Labco has registered the Company's Labco shares for resale pursuant to the Securities Act to facilitate such sales. In the Termination Agreement, the Company and Labco agreed to surrender to Labco 88,260 Labco shares previously retained by Labco. As of November 11, 1996, the Company had sold 280,000 shares of Labco common stock pursuant to the Termination Agreement.

     (B) On November 11, 1996, the Company agreed to sell, through an underwriting syndicate led by Janney Montgomery Scott Inc., 1,250,000 shares of its common stock at an initial public offering price of $8.563 per share and 1,250,000 warrants at an initial public offering price of $.05 per warrant. Each warrant is exercisable for one-quarter of a share of common stock at an exercise price of $9.847 per share (subject to adjustment in certain circumstances) for three years (subject to earlier redemption in certain circumstances). In addition, the underwriters were granted a 30 day overallotment option to acquire an additional 187,500 shares of common stock and 187,500 warrants. The net proceeds of the Public Offering are expected to be approximately $9,200,000 ($10,700,000 if the underwriters' over-allotment option is fully exercised) and will be used to fund product development, to repay certain indebtedness, to expand the Company's manufacturing and assembling capabilities and for working capital and general corporate purposes. At the closing of the Public Offering, the Company will grant to Janney Montgomery Scott Inc. warrants, exercisable commencing one year after the closing, to acquire 125,000 shares of common stock prior to November 12, 2001, at an exercise price of $10.276 per share (subject to adjustment in certain circumstances) and 125,000 warrants, prior to November 12, 1999, at an exercise price of $.06 per warrant. The Public Offering is expected to close on November 15, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared To Quarter Ended September 30, 1995

         Revenues from operations of the Company consist of (a) net sales of its IONSCAN(R) drug and explosives detection equipment, related accessories and consumable supplies, maintenance, training and billable repairs; (b) net sales of other instruments; and (c)revenues derived from funded research and development grants and contracts. Revenues from operations increased by $906,000, or 63.2%, in the three months ended September 30, 1996 compared to the same period in 1995. Net sales of the IONSCAN(R) and related products increased by approximately $916,000, or 72.4%, in the three months ended September 30, 1996 compared to the same period in 1995, due to an increase of 94.4% in the number of units sold. The increase in IONSCAN(R) sales was due to increased sales of the Model 400 which was introduced in the first quarter of 1995. Net sales of other instruments decreased by approximately $10,000, or 13.5%, in the three months ended September 30, 1996 compared to the same period in 1995 principally due to the completion of the Company's heavy water analyzer contract in June 1996. The markets for heavy water analyzers and other instruments are limited, and therefore management cannot predict whether the Company will receive any future orders. Revenues derived from funded research and development increased by approximately $20,000, or 27.4%, in the three months ended September 30, 1996 compared to the same period in 1995. The increased revenues are attributable to increased work performed under certain of the Company's contracts.

         Gross profit as a percentage of sales for the three months ended September 30, 1996 increased to 57.2% from 33.6% from the same period last year. The improvement was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN and related products and, to a lesser extent, to slightly improved gross profit from funded research and development activities.

         Selling, general and administrative expenses, consisting primarily of salaries and related fringe benefits, occupancy costs, professional fees and travel expenses, increased by approximately $263,000, or 40.1%, for the three months ended September 30, 1996 as compared to the same period in 1995. In the 1995 period the Company recognized an expense decrease of $74,000 attributable to a negotiated reduction in professional fees and $120,000 of additional pension expense reduction recognized on the termination of the Company's Canadian Pension Plan as of December 31, 1993. Excluding these items, selling, general and administrative expenses in the 1996 period increased by $69,000. As a percentage of revenues, selling, general and administrative expenses decreased to 39.3% for the three-month period ended September 30, 1996 from 45.7% for the same period in 1995. The decrease as a percentage of revenues was primarily attributable to spreading costs over increased revenues. Selling expenses increased by $96,000, or 19.2%, for the three-month period ended September 30, 1996 compared to the same period in 1995 primarily as a result of increased selling activities, particulary in Europe.

     For the three-month period ended September 30, 1996, unfunded research and development expenses, consisting primarily of salaries and company costs for product and application development applied to IONSCAN(R) technology, increased by $5,000, or 17.2%, compared to the same period in 1995. The level of unfunded research and development engaged in by the Company at any time is primarily a function of the resources, both financial and personnel, that are available at the time.

         Interest expense decreased by approximately $8,000, or 12.5%, in the three-month period ended September 30, 1996 compared to the same period in 1995. The decrease resulted from a slightly lower level of borrowings during the 1996 period.

         Equity in earnings of Labco represents the Company's share of the earnings and losses of Labco, in which the Company had a twenty-six percent ownership interest as of September 30, 1996. Prior to December 31, 1995, the Company had a controlling interest in Labco, but since the first quarter of
1995, the Company has presented Labco as an operation held for sale. Fluctuations in earnings and losses are dependent upon the performance of Labco. The Company's share of Labco's net income for the three-month period ended September 30, 1996 was $97,000, as compared to $139,000 for the same period in 1995 (where it is shown under the caption "Income from operation held for sale"). As of November 11, 1996, the Company had sold 280,000 of its Labco shares. See Note 7 of notes to financial statements for additional information.

         Other expense, net of income was $8,000 for the three-month period ended September 30, 1996 as compared to $35,000 in the same period last year. The decrease was due to various miscellaneous income items including gains recognized during the period on trading securities held for pension funding purposes.

         In the three-month period ended September 30, 1996, the Company had a net tax benefit of $125,000, composed of current Canadian provincial taxes of $35,000, offset by a $160,000 reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of the Canadian tax loss carryforwards caused primarily by improved operating results of BRL. Management anticipates that further deferred tax benefits will be recognized in the fourth quarter.


Nine Months Ended September 30, 1996 Compared To Nine Months Ended September 30, 1995

         Revenues from operations of the Company consist of (a) net sales of its IONSCAN(R) drug and explosives detection equipment, related accessories and consumable supplies, maintenance, training and billable repairs; (b) net sales of other instruments; and (c)revenues derived from funded research and development grants and contracts. Revenues from operations increased by $2,808,000, or 61.8%, in the nine months ended September 30, 1996 compared to the same period in 1995. Net sales of the IONSCAN(R)and related products increased by approximately $2,592,000, or 75.4%, in the nine months ended September 30, 1996 compared to the same period in 1995, due to an increase of 108% in the number of units sold. The increase in IONSCAN(R) sales was due to increased sales of the Model 400 which was introduced in the first quarter of 1995. Net sales of other instruments increased by approximately $336,000, or 113%, in the nine months ended September 30, 1996 compared to the same period in 1995, principally due to work performed on a heavy water analyzer contract, which was awarded to the Company in mid-1995 and completed in the first half of 1996. In addition, net sales benefitted from the sale of several other instruments. The markets for heavy water analyzers and other instruments are limited, and therefore management cannot predict whether the Company will receive any future orders. Revenues derived from funded research and development decreased by approximately $125,000, or 16.5%, in the nine months ended September 30, 1996 compared to the same period in 1995. The reduced revenues were attributable to the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser-fluorosensor system, a substantial portion of which was completed in 1995.

         Gross profit as a percentage of sales for the nine months ended September 30, 1996 increased to 50.4% from 37.4% in the same period last year. The improvement was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN(R) and related products and, to a lesser extent, to slightly improved gross profit from funded research and development activities. The sale at higher than expected prices of several Model 350 units during the first six months of 1996, the carrying value of which had been reduced in 1995, also contributed to the improvement.

         Selling, general and administrative expenses, consisting primarily of salaries and related fringe benefits, occupancy costs, professional fees and travel expenses, increased by approximately $604,000, or 30.9%, for the nine months ended September 30, 1996 as compared to the same period in 1995. In the 1995 period the Company recognized an expense decrease of $226,000 attributable to a negotiated reduction in professional fees and $120,000 of additional expense reduction recognized on the termination of the Company's Canadian Pension Plan as of December 31, 1993. Excluding these items, selling, general and administrative expenses in the 1996 period increased by $258,000. As a percentage of revenues, selling, general and administrative expenses decreased to 34.8% for the first nine months of 1996 from 43.0% for the same period in 1995. The decrease as a percentage of revenues was primarily attributable to spreading costs over increased revenues. Selling expenses increased by $350,000, or 28.0%, for the nine-month period ended September 30, 1996 compared to the same period in 1995 primarily as a result of increased selling activities, particularly in Europe.

         For the nine months ended September 30, 1996, unfunded research and development expenses, consisting primarily of salaries and related benefits and occupancy costs for product and application development applied to IONSCAN(R) technology, decreased by approximately $42,000, or 31.6%, compared to the same period in 1995. The level of unfunded research and development engaged in by the Company at any time is primarily a function of the resources, both financial and personnel, that are available at the time.

         Equity in earnings of Labco represents the Company's share of the earnings and losses of Labco, in which the Company had a 26% ownership interest as of September 30, 1996. Prior to December 31, 1995, the Company had a controlling interest in Labco, but since the first quarter of 1995, the Company has presented Labco as an operation held for sale. Fluctuations in earnings and losses are dependent upon the performance of Labco. The Company's share of Labco's net income for the nine-month period ended September 30, 1996 was

$117,000, as compared to $194,000 for the same period in 1995 (where it is shown under the caption "Income from operation held for sale"). As of November 11, 1996, the Company has sold 280,000 of its Labco shares. See Note 7 of notes to financial statements for additional information.

         Other expense, net of income was $1,000 for the nine-month period ended September 30, 1996 as compared to $83,000 in the same period last year. The decrease was due to a smaller foreign exchange loss and gains recognized during the period on trading securities held for pension funding purposes.

        In the nine-month period ended September 30, 1996, the Company had a net tax benefit of $125,000, composed of current Canadian provincial taxes of $35,000, offset by a $160,000 reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of the Canadian tax loss carryforwards caused primarily by improved operating results of BRL. Management anticipates that further deferred tax benefits will be recognized in the fourth quarter.

Capital Resources and Liquidity

         The Company sustained net losses of $2,565,000 and $827,000 for the years ended December 31, 1994 and 1995, respectively, and had an accumulated deficit of $15,458,000 at September 30, 1996. Although the Company generated net income of $1,108,000 for the nine months ended September 30, 1996, the Company did not generate net cash flow from operations during such period as a result of the Company's need for working capital to support higher levels of accounts receivable and inventory. The Company's history of losses and its failure to generate positive operating cash flow have resulted in significant cash shortages from time to time. The Company's cash constraints were exacerbated during 1995 in connection with the introduction of the Company's Model 400 IONSCAN(R), as customers chose to wait for Model 400s to become available rather than purchase existing Model 350s.

         The Company has used the net proceeds of private sales of securities to fund a portion of its cash flow needs. During 1995, the Company generated net proceeds of $888,000 from such sales. In July 1996, the Company issued 6% Convertible Subordinated Debentures (Debentures), resulting in net proceeds to the Company of approximately $1,000,000. The Company used $300,000 of the net proceeds from the sale of the Debentures to repay the 12 1/2% Convertible Subordinated Debentures which matured on July 15, 1996. The remaining net proceeds were added to working capital. The Company intends to use a portion of the net proceeds of its Public Offering (see note 7(B) of notes to consolidated financial statements) to repay the Debentures, if required, and to support its working capital needs. The Company believes that the net proceeds of the Public Offering will be sufficient to fund its working capital requirements for at least the next twelve months.

          In 1995, the Company also financed its working capital requirements in part through the sale of a portion of its investment in Labco. In October 1996, the Company entered into an arrangement whereby it intends to sell its remaining interest in Labco. As of November 11, 1996, the Company had sold 280,000 of its Labco shares. See Note 7 of notes to financial statements for additional information.

         The Company funds a portion of BRL's operation through the Facility and a second facility with the Ontario Development Corporation, which are used to support Canadian export production, sales and related receivables financing. At September 30, 1996, BRL's outstanding borrowings under these facilities were $860,000 and $600,000 remained available for future borrowings thereunder, to the extent qualifying collateral is available to support such additional borrowings. From time to time BRL's borrowings under the Facility have exceeded the limits set forth therein. In addition, from time to time BRL has not been in compliance with one or more of the financial covenants contained therein. At September 30, 1996, BRL was in compliance with all the financial covenants contained therein. Upon completion of the Public Offering, the Company intends to repay the facilities and to seek a new working capital facility to support its operations, although no assurance can be given that the Company will obtain a facility or as to the terms thereof.

         The Company's capital expenditures for the nine months ended September 30, 1996 were approximately $85,000. Such expenditures related primarily to support of the production of the IONSCAN(R). The Company anticipates that total capital expenditures will be approximately $100,000 for the year ended December 31, 1996. The Company intends to use approximately $300,000 of the net proceeds of the Public Offering for expansion of the Company's manufacturing and assembling capabilities.

         The Company has substantial tax loss and research and development tax credit carryforwards to offset future tax liabilities both in Canada and the United States. However, the Company has utilized all of its Canadian Provincial tax loss and research and development tax credit carryforwards during the quarter ended September 30, 1996.


Inflation

         Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

Disclosure Regarding Forward Looking Statements

         Certain information in this Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934. Such statements include, but are not limited to, the Company's opportunities to increase sales through, among other things, the development of new applications and markets for its IONSCAN(R) equipment and technology; exposure to fluctuations in foreign currencies and periodic liquidity and capital requirements and the completion of the Public Offering. Forward looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward looking statements herein. Important factors that could contribute to such differences include, the effect of economic and market conditions on the Company, changes in economics or market conditions that could affect the timing and completion of the Publc Offering, the impact of both foreign and domestic governmental budgeting decisions and the timing thereof, the ability of the Company to successfully develop and market current products and new product applications and the ability of the Company to comply with the covenants of its loan agreements as well as certain other risks described elsewhere herein. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-QSB.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

          3.1A      The Company's  Certificate of Incorporation,  as amended(1)
          3.2A      By-laws  of  the  Company(2)
          11        Earnings Per Share(3)
          27.1      Financial Data Schedule(3)


         (b)      Reports on Form 8-K

                           None

----------------------
(1) Incorporated by reference to the identically numbered Exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-031626.

(2) Incorporated by reference to the identically numbered Exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-43094.

(3) Incorporated by reference to the identically numbered Exhibit to the Registrant's Registration Statement on Form SB-2, File No. 333-13703.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BARRINGER TECHNOLOGIES INC.
                                            (Registrant)



                                            /S/ STANLEY S. BINDER
                                            ______________________
                                            Stanley S. Binder
                                            President,




                                            /S/ RICHARD S. ROSENFELD
                                            __________________________
                                            Richard S. Rosenfeld, Chief
                                            Financial Officer
                                            (Principal Accounting Officer)



Date: November 14, 1996

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS


Exhibit Number


11              Earnings Per Share (1)

27.1            Financial Data Schedule (1)


(1) Incorporated by reference to the identically numbered Exhibit to the Company's Registration Statement on Form SB-2, File No. 333-13703.