Form 10KSB
period 1996-12-31
BARRINGER TECHNOLOGIES INC
filed 1997-03-28
CIK 10119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1996

                         Commission File Number: 0-3207


                           Barringer Technologies Inc.
                 (Name of small business issuer in its charter)


           Delaware                                     84-0720473
  (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                     219 South Street, Murray Hill, NJ 07974
          (Address, Including Zip Code, of Principal Executive Offices)

                                 (908) 665-8200
                           (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                 Common Stock, par value $.01 per share
                 Common Stock Purchase Warrants

    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year. $10,923,000.

The aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, is $37,001,000 as of March 14, 1997.

State the number of shares of each of the issuer's classes of common stock, outstanding as of the latest practicable date.

                                           Outstanding as of March 14, 1997
      Common Stock, $.01 par value                     5,396,602

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (other than the required information regarding executive officers) is hereby incorporated by reference to the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Commission no later than 120 days after December 31, 1996.

                                TABLE OF CONTENTS


                                                                         Page

                                     PART I

Item  1.   Business......................................................  3
Item  2.   Properties.................................................... 10
Item  3.   Legal Proceedings............................................. 10
Item  4.   Submission of Matters to a Vote of Security Holders........... 10

                                     PART II

Item  5.   Market for Common Equity and Related Stockholder Matters.......10
Item  6.   Management's Discussion and Analysis...........................11
Item  7.   Financial Statements and Supplemental Data.....................15
Item  8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................15

                                    PART III

Item  9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section  of 16(a) of the
           Exchange Act..................................................15
Item 10.   Executive Compensation........................................16
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management................................................16
Item 12.   Certain Relationships and Related Transactions................16
Item 13.   Exhibits and Reports on Form 8-K..............................17

                                     PART I

Item 1.  Business

Disclosure Regarding Forward Looking Statements

     This Form 10- KSB (including, but not limited to, the information provided herein in response to Item 1 and Item 6 of Form 10-KSB) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.. Such statements include, but are not limited to, the anticipated development and growth of markets for products of Barringer Technologies Inc. (The "Company"), the anticipated growth in the demand for the Company's products, the Company's opportunities to increase sales through, among other things, the development of new applications, markets for and extensions of its IONSCAN(R) products, the development of new IONSCAN(R) products, the probability of the Company's success in the sales of its IONSCAN(R) products, governmental regulations and directives changing security requirements, and liquidity and capital requirements.

     Forward-looking   statements   are   inherently   subject   to  risks   and
uncertainties, many of which can not be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the development and growth of markets for the Company's products, the Company's dependence on and the effect of governmental regulations on demand for the Company's products, the impact of both foreign and domestic governmental budgeting decisions and the timing of governmental expenditures, the reliance of the Company on its IONSCAN(R) products, and the dependence of the Company on its ability to successfully develop and market new product applications, the effects of competition, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Certain of the factors summarized above are described in more detail in the Company's Registration Statement on Form SB-2 (File no. 333-13703) and reference is hereby made thereto for additional information with respect to the matters referenced above.

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Form 10-KSB.

    (a)  General

     The Company was incorporated under the laws of the State of Delaware on September 7, 1967.

     The Company is principally engaged in the design, development, manufacture and sale of analytical instruments used for the high sensitivity detection of trace amounts of plastic and other explosives and illegal narcotics. The Company's principal product, the IONSCAN(R), is a portable, desk-top instrument that utilizes a proprietary implementation of ion mobility spectrometry ("IMS") technology to determine the presence or absence of targeted compounds in a sample. The IONSCAN(R) can detect targeted substances in amounts smaller than one-billionth of a gram in approximately six seconds.

     The Company's customers are primarily governmental, security and law enforcement agencies throughout the world, including the Federal Bureau of Investigation (the "FBI"), the Drug Enforcement Agency (the "DEA"), the General Services Administration (the "GSA"), the United States, French, and Canadian customs services and various airports worldwide. Because of its high sensitivity, the IONSCAN(R) is used both in lieu of and in conjunction with other detection technologies, such as X-ray, computer aided tomography ("CATSCAN"), quadropole resonance and nuclear magnetic resonance imaging. As of December 31, 1996, the Company had sold over 350 IONSCAN(R)s, and the Company believes that, in terms of units sold, it is the world's leading supplier of trace particle detection instruments.

     IONSCAN(R)s have been sold for explosives detection applications primarily outside the United States and for drug interdiction and detection deployment both within the United States and elsewhere. For example, the IONSCAN(R) is used in foreign airports, on trains and at the Eurotunnel to check for explosives and by the United States Coast Guard to check ships and cargo in U.S. territorial waters for illegal narcotics.

     The Company believes that the security-related market for the IONSCAN(R) is growing as a result of governmental actions, particularly in the United States, which reflect heightened public safety concerns in the wake of an increasing number of terrorist acts. Recently, Congress appropriated $144,000,000 for the purchase of enhanced explosives detection equipment for use at certain airports in the United States, and the Company believes that a portion of such appropriation will be utilized for the acquisition of trace particle detection equipment. Governmental agencies in the United States, including the GSA and the Federal Aviation Administration "(FAA"), have accelerated their evaluation or use of enhanced methods to increase security measures currently employed in United States airports, other transportation centers and in public buildings.

     The Company also believes that the market for the IONSCAN(R) for use in drug applications will increase as a result of recently reported increases in domestic drug usage, particularly among teenagers. Various governmental agencies, including the DEA, have purchased IONSCAN(R)s for use in their efforts to diminish drug trafficking. Prisons and private entities, including public utilities and drug rehabilitation clinics, also have purchased IONSCAN(R)s to detect the presence of drugs.

     The Company believes that new markets for the IONSCAN(R) can be developed in other areas, such as security screening of individuals and process control and quality assurance in certain industrial applications. In addition, when coupled with certain other existing technologies, such as gas chromatography, the IONSCAN(R) can be adapted to other uses, including environmental, biological and chemical testing. Further, the Company intends to expand the potential uses of the IONSCAN(R) technology by developing a hand held detector.

     In addition to the IONSCAN(R), the Company manufactures specialty instruments and engages in contract research and development activities for industrial companies and various governmental agencies. For the years ended December 31, 1996, 1995 and 1994, approximately 25%, 14% and 11.7%, respectively, of the Company's consolidated revenues were derived from these other activities.

    Market Overview

  Explosives Detection

     Since the 1970s, metal detection equipment, imaging techniques and visual inspection have been employed throughout the world to detect the presence of weapons. Passengers boarding airplanes pass through metal detectors while carry-on baggage is scanned by security personnel utilizing X-ray equipment or is searched by hand. Similar security measures are used in a variety of public buildings, including courts, where security concerns are particularly high.

     The persistent occurrence of terrorist bombings has demonstrated that currently deployed security measures are inadequate, particularly for the detection of explosives. While existing screening installations are effective to detect metallic weapons and other metal objects, they are not always effective for detecting explosives. In addition, advanced detection equipment has not been uniformly deployed because of concerns relating to its efficacy, cost and reliability.

     In the aviation security market the need for deployment of more sophisticated explosives detection systems has been recognized for some time. In the aftermath of the bombing of Pan Am flight 103 over Scotland in 1988, the Aviation Security Improvement Act of 1990 (the "Safety Act") was enacted. The Safety Act directed the FAA to establish a research and development program related to the development and implementation of explosives detection technology and procedures to counteract terrorism against civilian aircraft. The Safety Act directed the FAA to develop certification protocols for explosives detection equipment and authorized the FAA Administrator to require the use of certified equipment commencing thirty-six months after enactment.

     In response to the requirements of the Safety Act, the FAA began funding research and development of enhanced explosives detection technology. During the past five years, the FAA has spent approximately $150,000,000 on such activities. In addition, the FAA adopted a certification protocol regarding the use of imaging detection systems for use on checked baggage. The imaging protocol focuses on (i) the explosive substances to be detected, (ii) the probability of detection, by explosive, (iii) the quantity of explosive that must be detected, and (iv) the number of bags processed per hour. In addition the protocol specifies a maximum acceptable false alarm rate by explosive. To date, only one imaging system has met the requirements of the protocol. The FAA has not mandated the deployment of such certified imaging equipment, in part, because of its cost (approximately $2 million per screening station). Concern also has been raised about its selectivity because its false alarm rate in airport testing has been much higher than the protocol results had indicated.

     A number of recent events, including the destruction of TWA flight 800 over Long Island and the bombing at the 1996 Olympics in Atlanta, have refocused attention on the need to deploy enhanced explosives detection equipment. In response to the crash of TWA flight 800, the FAA issued a classified security directive to all airlines subject to FAA regulation. Although the directive is not publicly available, the Company believes that the directive mandated enhanced security checks for all baggage checked-in through certain airports using one of three techniques: manual searching, deployment of certified imaging equipment and use of trace particle detection equipment. The Company believes that airlines are using manual searching techniques to comply with the FAA directive and have not deployed enhanced explosives detection equipment primarily because of the cost of such equipment which, under existing FAA regulations, must be borne by the airlines.

     On international flights, the FAA has mandated that airlines subject to FAA regulation comply with the International Civil Aviation Organization's International Standards and Recommended Practices Safeguarding International Civil Aviation Against Acts of Unlawful Interference ("Annex 17"). Annex 17 contains generalized recommendations regarding bag matching, the screening of checked bags and the taking of "appropriate actions" to determine if carry-on baggage contains explosives. For all international flights, the FAA requires airlines to use bag matching, to X-ray all carry-on and checked baggage and to confirm that electronic devices such as cellular telephones, tape recorders and laptop computers are operational. For certain international flights, the FAA has mandated more stringent security measures. The Company believes that the FAA directive augments these procedures in certain respects.

     Annex 17 is implemented in a variety of ways outside the United States. In the United Kingdom, for instance, certain airports have implemented a tiered approach to baggage screening that utilizes trace particle detection equipment to resolve potential security concerns. See "Explosives Applications." Certain member countries have adopted different security protocols relying on manual searching or other techniques and many have taken no actions to implement Annex 17.

     As a result of the crash of TWA flight 800, the Gore Commission was formed to examine the security measures currently in place in United States airports and to make recommendations to the President with respect thereto. The Gore Commission's initial report made a number of general recommendations regarding the enhancement of airport security. These recommendations included, among other things, that the government bear the initial cost of enhanced security equipment, through ticket surcharges or other methods, that approximately $160,000,000 be appropriated initially for the purchase of enhanced explosives detection equipment at major airports, that approximately $50,000,000 be spent in fiscal 1997 on research and development activities and that cooperation and sharing of information among agencies be increased.

     Partially in response to the Gore Commission's initial report, the administration asked Congress to appropriate $1.1 billion to fund anti-terrorism activities. In October 1996, Congress appropriated all the funds recommended by the administration for fiscal 1997, including $144,000,000 for the purchase of enhanced explosives detection equipment. A published report indicates that the administration plans to use a portion of that appropriation to purchase 489 trace detection instruments in fiscal 1997. The Company believes that these instruments will be used to augment screening of carry-on baggage and to resolve false alarms reported by imaging equipment. Published reports estimate the total cost of implementing enhanced explosives detection equipment at the 75 busiest domestic airports will be upwards of $6 billion and will take ten years to complete.

     The Company believes that the aviation security market for the IONSCAN(R) will expand significantly as a result of the actions of Congress and the Gore Commission. While a substantial amount of the initial $144,000,000 appropriated for the purchase of enhanced explosives detection equipment in fiscal 1997 will be used to purchase equipment utilizing other technologies, such as CATSCAN, enhanced X-ray, quadropole resonance and other imaging techniques, the Company believes that, as indicated above, a significant number of trace particle detection instruments, including IONSCAN(R)s, will be purchased. In addition, the appropriation approved by Congress covers only a limited number of United States airports. The Company believes that additional appropriations will be required to deploy enhanced explosives detection equipment at all major airports in the United States. However, there can be no assurance that funding for the purchase of such equipment will be continued in subsequent fiscal years or as to the level thereof. In addition, there can be no assurance as to the amount that will ultimately be spent on the purchase of trace particle detection equipment or as to the number of IONSCAN(R)s that will actually be purchased or that the IONSCAN(R) will meet any certification or other requirements that may be adopted in connection therewith.

     Other explosives detection markets for the IONSCAN(R) have been similarly affected by increased terrorist activity. For instance, as a result of the World Trade Center bombing in 1990 and the 1995 bombing in Oklahoma City, the Company has sold IONSCAN(R)s to customers, including the World Trade Center and the GSA, for facilities protection applications.

  Drug Interdiction

     The Company believes that concerns regarding the increasing usage of narcotics will result in substantial growth in the market for IONSCAN(R)s used in drug detection and interdiction efforts. According to the Office of National Drug Control Policy, use of certain illegal narcotics significantly increased during the past five years. Recent surveys have also indicated
that the use of illegal narcotics by teenagers has reached a record level. X-ray scanning, random searches and the use of canines have not resulted in sufficient progress in programs to suppress illegal drug trafficking. Accordingly, customs and law enforcement agencies, particularly in the United States, have increasingly turned to more sophisticated detection equipment, including the IONSCAN(R), to assist in their interdiction and detection efforts. The United States Coast Guard and customs services throughout the world have purchased IONSCAN(R)s for use in their drug interdiction efforts. Prisons throughout the United States and around the world also are increasingly using sophisticated equipment, such as the IONSCAN(R), to reduce drug use. Various prisons in the United States, as well as in Canada and Mexico, have purchased IONSCAN(R)s to test visitors, packages, cell blocks and vehicles for illegal narcotics. The Company believes that the successful integration of the IONSCAN(R) in drug interdiction and detection activities by the United States Coast Guard, as well as by the various customs services and correctional facilities described above, will result in additional purchases of the IONSCAN(R) for drug interdiction purposes.

     As a result of increased drug usage and a heightened public awareness regarding criminal activity generally, governmental agencies have increased their spending on drug interdiction efforts. In addition, in connection with the implementation of United States foreign policy, grants have been provided to foreign countries, particularly in Latin America, for use in drug interdiction efforts. The Company believes that as a result of the increased governmental focus on drug prevention and the increased budgetary allocations for drug intervention programs, the drug detection market for the IONSCAN(R) will continue to grow.

    Strategy

     The Company's objective is to strengthen its position as the leading supplier of trace particle detection equipment by (i) further penetrating existing markets for the IONSCAN(R) through aggressive pursuit of additional sales from new and existing customers, (ii) expanding the uses of the IONSCAN(R), particularly for security screening of individuals and for process control and quality assurance in certain industrial applications, and (iii) extending the capabilities and the potential uses of the IONSCAN(R) for environmental, biological and chemical testing by, among other things, combining the IMS technology used by the IONSCAN(R) with other existing technologies, such as gas chromatography, and by developing a hand-held detector utilizing the IONSCAN(R) technology.

Explosives Applications

  Aviation Security

     IONSCAN(R)s are currently used in explosives detection applications in the aviation security market primarily outside the United States. In most cases, the IONSCAN(R) is used to resolve concerns regarding checked or carry-on baggage that may contain explosives. For instance, certain foreign airports have implemented a three-tiered security procedure for checked baggage. All checked bags are screened by an X-ray machine to identify those bags that may contain explosive materials. Bags identified through that process are then subjected to a second level of testing, generally using a more sensitive imaging system, such as enhanced X-ray or CATSCAN. Bags that are not cleared at this second level are either manually searched or tested using trace particle detection instruments such as the IONSCAN(R). A number of IONSCAN(R)s have been purchased for this purpose.

     IONSCAN(R)s also are used to augment screening of carry-on baggage. The carry-on bags of individuals meeting certain passenger profiles are searched manually (including using bomb sniffing canines), screened by imaging equipment or scanned using trace particle detection equipment, such as the IONSCAN(R). Although the IONSCAN(R) was approved in 1992 by the FAA for screening electronic items, there has been only limited use of it for such purpose.

     Although most airports use manual searching to resolve concerns about checked baggage and to provide enhanced security of certain carry-on baggage, the Company believes that as a result of recent governmental initiatives, governmental regulators will require deployment of more sophisticated equipment, such as the IONSCAN(R). Currently, IONSCAN(R)s are used in 15 airports throughout the world in explosives detection applications.

  Other Transportation Security

     IONSCAN(R)s also are employed in explosives detection applications in other segments of the transportation industry. In Europe, IONSCAN(R)s are in use at the Eurotunnel, which connects England and France, to scan vehicles and freight for explosive materials. In addition, IONSCAN(R)s are used by British Rail and train systems operating in the Eurotunnel to test for explosive materials. The Company believes that this market will experience substantial growth as governmental authorities increasingly recognize that terrorist acts, such as the poison gas incidents in Tokyo in 1995, may involve other forms of public transportation, such as railroads and subways.

  Building Security and Forensics

     IONSCAN(R)s are deployed at numerous facilities around the world, such as large electric utilities and landmark buildings, that are perceived as potentially likely targets for terrorist attacks. For instance, IONSCAN(R)s currently are in use at the World Trade Center in New York as a result of the bombing there in 1993. In addition, the Company recently sold several IONSCAN(R)s to the GSA, which is responsible for the maintenance and security of U.S. government buildings. In the wake of incidents such as the 1995 Oklahoma City bombing and the bombing in Atlanta during the 1996 Summer Olympics, the Company believes that this market will experience significant growth as the need for physical security measures at public facilities increases. The Company believes that the IONSCAN(R) is particularly well suited for this application because of its fast scanning time, its high throughput and its low cost compared to other available detection technologies.

     Customers, such as the FBI, the New York City Police Department, military forces and other investigative agencies in Europe and the Middle East use the IONSCAN(R) for forensic purposes to test debris for traces of explosives and other chemicals following the occurrence of a bombing or explosion. For example, IONSCAN(R)s were used to test debris from the crash of TWA flight 800 and at the site of the 1995 Oklahoma City bombing.

Drug Applications

  Drug Interdiction

     As a result of the increased usage of illegal drugs, governmental agencies in the United States and around the world are refining their drug interdiction techniques. Metal detectors, X-ray equipment, random manual searching and the use of canines have not resulted in sufficient progress in programs to suppress illegal drug trafficking, and governmental agencies have been increasingly utilizing more sophisticated detection equipment, including the IONSCAN(R), to supplement their drug interdiction efforts. Currently, law enforcement agencies around the world, including the FBI, the DEA, customs officials in the United States and eight other countries, the U.S. and Japanese Coast Guards, police departments in 10 states and five foreign countries and a number of federal and foreign prisons use the IONSCAN(R) for this purpose. IONSCAN(R)s also are in use in drug interdiction efforts in 16 airports throughout the world.

     The Company expects that this market will continue to grow as a result of continuing drug trafficking, increased governmental attention in this area and increased budgets for anti-drug activities. The Company believes that it will be well-positioned to take advantage of the expected growth in this market because of its large installed base, the breadth of its customers and the field performance of the IONSCAN(R) to date.

  Drug Detection

     The  increased  usage  of  illegal  narcotics  also  is  driving  sales  of
IONSCAN(R)s  to other entities for drug  detection  applications.  For instance, several large public utilities have purchased IONSCAN(R)s to test their facilities, vehicles and employees for the presence of illegal narcotics. In addition, various prisons in the United States, as well as in Canada and Mexico, have purchased IONSCAN(R)s to test visitors and packages entering prisons, cell blocks and vehicles for illegal narcotics. Drug rehabilitation centers also have purchased IONSCAN(R)s to supplement their testing procedures for patients. The Company believes that this market segment will experience additional growth as other large utilities, prisons and drug rehabilitation centers seek to supplement their current drug detection efforts.

Sales and Marketing

     The Company sells its products through a direct sales and support force of 16 persons located at its headquarters in New Jersey and at its offices in Toronto, London and Paris. The Company intends to open a sales and service facility in Asia during 1997. In addition, the Company has a network of independent sales representatives located throughout Europe, the Middle East, Africa, Asia, South America and Australia. The Company also has entered into sales representative agreements with Mitsubishi Heavy Industries for distribution of the IONSCAN(R) in Japan. The Company's sales and marketing efforts typically involve extensive customer visits, demonstrations and field testing. Sales prospects generally are targeted by the Company or its independent sales representatives, although the Company also responds to requests for proposals.

     Typically, the Company sells its IONSCAN(R) instruments for prices between $50,000 and $95,000 per unit, depending principally on the configuration of the unit and the purchaser's location. Once a sale is consummated, the Company provides training at a customer's location to teach operators how to use the IONSCAN(R). The Company generally provides a one-year parts and labor warranty on its IONSCAN(R) instruments, although from time to time, the Company has entered into service contracts which include extended warranties. To date, the Company's warranty claims experience has not been material.

     The Company does not actively market its other specialty instruments or its contract research and development services. However, from time to time, the Company responds to appropriate requests for proposals for non-IONSCAN(R) instruments and such services. Although sales of such instruments and such services have been material to the Company's historic results from time to time, as a result of the expected increase in sales of the IONSCAN(R), the Company does not expect that such sales will materially affect its results of operations in future periods.

     During 1996, the European Passenger Services Ltd accounted for approximately 11% of consolidated revenues of the Company. During 1995, no customer accounted for more than 10% of the consolidated revenues of the Company. During 1994, one customer accounted for approximately 22% of consolidated revenues.

Backlog

     Although the Company's sales cycle is relatively long due to governmental budgetary and procurement policies, once orders are placed customers typically seek immediate delivery. Accordingly, for competitive purposes, the Company follows the practice of manufacturing to a sales forecast. As a result, the Company does not have a material backlog of orders for its instruments. The Company anticipates that all of its instrument backlog at December 31, 1996 will be shipped prior to December 31, 1997.

     Because the Company's funded research and development activities are undertaken pursuant to contracts which typically run for one or more fiscal periods, from time to time, the Company has a backlog relating to research and development activities to be performed in future periods. Such backlog was not material at December 31, 1996. See "Management's Discussion and Analysis."

Manufacturing and Assembly

     The Company manufactures and assembles IONSCAN(R)s primarily at its facility in Toronto, Canada, and has expanded its capabilities to manufacture and assemble IONSCAN(R)s at its facility in Murray Hill, New Jersey.

     Although many of the basic components of the IONSCAN(R), such as chipboards, resistors, capacitors, liquid crystal displays and other similar components, are readily available from a number of sources, the Company typically purchases such components from single suppliers. A limited number of components and sub-assemblies are manufactured for the Company, pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. To date, the Company has not experienced any difficulty in obtaining any components or sub-assemblies.

Competition

     The Company competes with other entities, a number of which have significantly greater financial, marketing and other resources than the Company. Principal competitive factors include selectivity (the ability of an instrument to identify the presence of a particular substance), sensitivity (the ability of an instrument to detect small amounts of a particular substance), false alarm rate, price, marketing, ease of use and speed of analysis. The Company believes that it competes effectively with respect to each of these factors.

     The Company competes for governmental expenditures with equipment manufacturers utilizing other types of detection technologies, including CATSCANs, enhanced X-ray and quadropole resonance, as well as with manufacturers of other IMS equipment and manufacturers using other trace particle detection technologies, such as gas chromatography and chemoluminescence. Because trace particle detection equipment is used in certain instances to verify detection results obtained by other enhanced detection systems, the IONSCAN(R) and other trace particle detection equipment are used in conjunction with systems utilizing imaging technologies. As a result of recent governmental initiatives, the Company anticipates that additional technologies, including improved IMS technologies, will be developed and that new competitors will enter the Company's markets.

     The Company also competes with the present use by various law enforcement agencies of canines to locate the presence of explosives or drugs. Although canines have a highly developed sense of smell and are able to follow a trail, the Company believes that its IONSCAN(R) instruments are more effective and cost efficient than canines, because they can operate 24 hours a day, have greater selectivity than canines and can identify the composition of the substance detected.

Government Regulation

     Although the Company's business is not subject to significant government regulation, government regulation plays a large role in determining the demand for the IONSCAN(R). In the United States and most foreign countries, the aviation industry is highly regulated and authorities, such as the FAA in the United States, have the ability to recommend or mandate use of enhanced explosives detection equipment.

     The FAA has adopted a certification protocol regarding the use of imaging detection systems for use on checked baggage. The FAA is currently developing a certification protocol for trace particle detection equipment, which the Company believes will be finalized in the second quarter of 1997. Once the protocol is adopted, the Company believes that only instruments meeting the FAA certification requirements will be approved for use by airlines subject to FAA regulation. Although the final protocol has yet to be adopted, based on early versions of the testing criteria, as well as discussions with representatives of the FAA, the Company believes that the IONSCAN(R) will meet the FAA's certification requirements, although no assurance can be given. The FAA has approved the IONSCAN(R) for screening of electronic carry-on items, such as cellular telephones, tape recorders and laptop computers. In addition, the FAA recently issued a classified security directive that the Company believes authorizes the use of certain trace particle detection equipment, including the IONSCAN(R), on carry-on baggage.

Product Development

     The Company's product development expenses totaled $230,000, $354,000, and $531,000, for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts primarily relate to the development and enhancement of the Company's IONSCAN(R) instruments. All of these amounts were funded by the Company.

     In addition to further performance enhancements, the Company intends to combine the IONSCAN(R) with other existing technologies, such as gas chromatography, to enable the IONSCAN(R) to detect compounds contained in more difficult sampling media, such as soil. The Company believes that the modified IONSCAN(R) would be able to break down a complex matrix of chemicals to separate out the background material and permit testing for the targeted substance on site instead of shipment of a sample to an offsite laboratory for analysis. As a result, the modified IONSCAN(R) could be utilized to field test for the presence of microscopic organisms and other environmentally sensitive materials.

Patents, Trademarks and Proprietary Rights

     The Company holds, through BRL, an aggregate of 10 patents throughout the world related to equipment, systems and techniques. While such patents may be regarded as having substantial value, the Company's current business is not deemed to be materially dependent upon either the aggregate of such patents or any one of them individually. The Company relies primarily on unpatented proprietary know-how in building the IONSCAN(R) which it protects through the use of nondisclosure agreements and other methods. However, the basic technology used in the IONSCAN(R) is not proprietary to the Company and the same functionality contained in the IONSCAN(R) could be duplicated by the Company's competitors without violating the Company's patents.

     The Company's initial development of the IONSCAN(R) was funded in part by Transport Canada and Revenue Canada. Pursuant to an agreement with the Canadian government, the Company has received a worldwide, perpetual license to certain unpatented technology developed from such work and pays Revenue Canada a royalty equal to 1% of sales of all IONSCAN(R) units. This licensing arrangement remains exclusive until March 31, 1999. The Company has entered into an agreement with Revenue Canada, pursuant to which the Company has the right to renew such exclusive arrangement on a year by year basis for up to ten additional years at which time Revenue Canada would have the right to license the technology to third parties. Revenue Canada has retained the right to use the technology and to produce products incorporating such technology although, to date, Revenue Canada has not attempted to do so.

     The Company believes that the IONSCAN(R) registered trademark has gained recognition in the markets for the Company's products and is a valuable trademark.

Employees

     As of December 31, 1996, the Company had 70 full-time and 9 part-time employees of whom 35 were engaged in manufacturing, 18 were engaged in research and development activities (16 of whom have advanced degrees, including 6 doctorates) and 26 were engaged in sales, service and general administration. None of the Company's employees are represented by any union, and the Company considers its relationships with its employees to be satisfactory.

     (b) Financial Information about Foreign and Domestic Operations and Export Sales.

     For information with respect to financial information about foreign and domestic operations and export sales, reference is made to the information set forth in Note 12 to the Consolidated Financial Statements of the Company included herein, and see Item 6. "Management's Discussion and Analysis or Plan of Operation."

Item 2. Properties.

     The Company does not own any real property and currently conducts it operations at the following leased premises.


                                      Square             Annual            Lease
                                      Footage            Lease             Expiration           Type

219 South Street,                      4,910             $78,000           March 1998           Corporate headquarters,
Murray Hill,  NJ  07974                                                                         sales, service and assembly

1730 Aimco Boulevard                  28,380             $76,000*          September 2005       Research, manufacturing
Mississauga, Ontario,                                                                           and assembly, sales,
Canada L4W 1V1                                                                                  service and
                                                                                                administration
Aeroport De Paris, Roissytech         1,060              $21,000           February 1998        Sales and service
BP10614-1 Rue Du Cercle
95724, Roissy C.D.G., France

Manor Royal                           1,560              $16,000           February 1998        Sales and service
Crawley, West Sussex
England  RH10 2QU

-------------------------------------
* Increases to $115,000 on September 1, 2000



Item 3.  Legal Proceedings

    The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The following table sets forth certain information regarding the price of the Common Stock for each quarter in the two-year period ended December 31, 1996. Since November 12, 1996, the Common Stock has been quoted on the NASDAQ Stock Market National Market System under the symbol BARR. Prior thereto, the Common Stock was traded on the NASDAQ interdealer quotation system (SmallCap listing). The following table sets forth the high and low sales price per share of Common Stock for the periods subsequent to November 12, 1996 as reported by NASDAQ and, prior thereto, the high and low bid quotations per share of Common Stock as reported by NASDAQ, adjusted to reflect the one-for-four reverse stock split effected September 25, 1995. The bid and asked prices included herein reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.


                                                                               Common Stock
                                                                           High            Low
                     1995
         First Quarter...................                                  $6.88           1.25
         Second Quarter..................                                   5.00           2.00
         Third Quarter...................                                   4.25           2.25
         Fourth Quarter..................                                   3.25            .50

                    1996
         First Quarter...................                                  $0.56          $0.31
         Second Quarter..................                                   4.19           0.44
         Third Quarter...................                                  13.88           2.88
         Fourth Quarter..................                                  10.63           6.63



     On March 14, 1997, the last reported sale price of the Common Stock was $9.75 per share. On March 14, 1997, there were approximately 890 holders of record of the Common Stock

                                 DIVIDEND POLICY

     Since inception, the Company has not paid cash dividends on its Common Stock. The Company currently intends to retain future earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company is prohibited from paying cash dividends on the Common Stock unless full cumulative dividends have been paid or set aside for payment on the Company's Class A Convertible Preferred Stock and Class B Convertible Preferred Stock at an annual rate of $.16 per share, which dividends, at the option of the Company, are payable in cash or shares of Common Stock. The Company's ability to pay dividends on its Common Stock may be further limited in the future by other legal or contractual restrictions placed on the Company and on the ability of its subsidiaries to provide cash to the Company.

                     RECENT SALES OF UNREGISTERED SECURITIES

    In July 1996, the Company completed the sale of $1,000,000 of its 6% Convertible Subordinated Debentures due 1997, ("Debentures"), in a private transaction to institutional and private investors and members of management for an aggregate purchase price of $1,000,000. This transaction was completed without registration under the Securities Act of the Debentures or the shares of Common Stock into which such Debentures are convertible in reliance upon exemptions provided by Section 4(2) of the Securities Act. There were no underwriters for this issuance. The Common Stock issuable upon conversion of the Debentures was subsequently registered pursuant to the Company's Registration Statement on Form S-3 (File No. 333-11629).

The Debentures were converted into shares of Common Stock by December 31, 1996.

Item 6. Management's Discussion and Analysis

     The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Company's Consolidated Financial
Statements, including the Notes thereto, appearing elsewhere in this Form 10-KSB. Historical results are not necessarily indicative of trends in operating results for any future period. Through December 31, 1995 the Company reported two segments for financial statement purposes: (i) specialty instruments and
(ii) funded research and development. Because of the rapid growth in sales of IONSCAN(R)s through 1996, the funded research and development segment is no longer significant to the Company's consolidated revenues. Accordingly, the Company has ceased reporting segment information.

Overview

     Since 1990, the Company has principally been engaged in the design, development, manufacture and sale of the IONSCAN(R). The Company sells IONSCAN(R)s in two primary markets, explosives detection and drug interdiction. The Company sold its first IONSCAN(R) in 1990 and had sold over 350 units as of December 31, 1996. Historically, the Company sold a majority of its units for drug interdiction applications. However, during 1996, the Company's sales have been divided almost evenly between the explosives detection market and the drug interdiction market. Management expects that the explosives detection market will account for an increasingly significant portion of the Company's future growth.

     The Company sells IONSCAN(R)s for between $50,000 and $95,000 per unit, depending principally on the configuration of the unit and the purchaser's location. While substantially all of the Company's revenues are denominated in U.S. dollars, the Company operates in several foreign countries, including Canada, the United Kingdom and France, and in certain instances, the Company sells the IONSCAN(R) in other denominations, particularly British pounds and French francs. In addition, the Company conducts operations in Canada and, as a result, certain of the Company's costs are incurred in Canadian dollars. To date, the Company has not experienced significant losses as a result of foreign currency fluctuations. The Company currently does not regularly hedge its foreign currency exposure but will enter into hedging arrangements from time to time when management deems appropriate.

     The Company manufactures to a rolling quarterly sales forecast in order to have inventory available to meet anticipated demand promptly and, accordingly, does not have a significant backlog. Management's sales forecast is determined by an analysis of a number of factors, including, among other things, the needs of its customers, the availability of budgeted funds, the status of equipment demonstrations, the status of any required approvals and the complexity of specific customer's procurement processes. The Company also considers the effect of competition in obtaining an order. There can be no assurance that the Company will receive orders for all of the units to be produced and, if such orders are not received, the Company's liquidity and results of operations could be materially and adversely affected. The Company believes that its existing manufacturing facilities, which the Company intends to supplement through the use of a portion of the proceeds from its recently completed public offering, will be sufficient for the anticipated growth in orders for the IONSCAN(R) in the foreseeable future.

     Approximately 68.6%, 72.1% and 62.6 % of the Company's revenues for the years ended December 31, 1996, 1995 and 1994, respectively, were derived from non-United States sources. Approximately 25%, 30% and 11.8% of revenues in 1996, 1995 and 1994, were derived from customers in Canada.

     The Company recognizes revenues from the sale of IONSCAN(R)s upon shipment. Accordingly, changes in delivery dates for relatively few IONSCAN(R)s from one quarter to another may have a significant impact on the Company's quarterly results.

     Pursuant to the terms of a Stock Purchase Agreement, dated December 8, 1995 ("Agreement"), by and between the Company and Labco, on December 13, 1995 the Company sold to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000, resulting in a gain of $93,000. The purchase price consisted of $300,000 in cash, cancellation of all amounts owed by the Company to Labco pursuant to certain intercompany agreements (aggregating $452,000) and cancellation of $57,000 in accounts receivable due to Labco. After giving effect to the sale of the Labco shares, the Company continued to own 432,475 shares of Labco stock representing a 26% ownership interest.

     In October 1996, the Company and Labco entered into a Termination Agreement (the "Termination Agreement") pursuant to which, among other things, the Company agreed that, for a period of three months from the date of the Termination Agreement, it would sell its remaining shares in Labco at a price of at least $1.6875 per share (the "Target Price"). During 1996, the Company sold all of its remaining shares and warrants in Labco and recognized a gain on such sales of $123,000. In addition to the gain on the sale of its Labco investment, the Company recorded $117,000 of income representing its proportionate share of Labco's net income for 1996.

     As of December 13, 1996, the Company had sold all of its shares of Labco common stock and warrants and, pursuant to the terms of the Termination Agreement, Messrs. Binder and Harte have resigned their respective positions with Labco. The Company no longer has any interest in Labco.

     On November 15, 1996, the Company sold, through an underwriting syndicate, 1,250,000 shares of its common stock at an initial public offering price of $8.563 and 1,250,000 warrants at an initial public offering price of $.05 per warrant. Each warrant is exercisable for one-quarter of a share of common stock at an exercise price of $9.847 per share (subject to adjustment in certain circumstances) for three years (subject to earlier redemption in certain circumstances). On December 12, 1996, the underwriting syndicate had exercised its option to purchase an additional 187,500 shares of the Company's common stock at an initial public offering price of $8.563 and an additional 187,500 warrants at an initial public offering price of $.05 per warrant. The aggregate net proceeds of the offering were approximately $10,401,000. The net proceeds will be used to fund product development, to repay certain indebtedness, to expand the Company's manufacturing and assembling capabilities and for working capital and general corporate purposes.

     The following table presents certain income statement items expressed as a percentage of total revenue for the years ended December 31, 1994, 1995, and 1996. Percentage of Total Revenue



                                                                  Year Ended December 31,
                                                              1996            1995          1994
    Statement of operations data:(1)
      Revenues from operations....................            100.0           100.0          100.0
      Cost of revenues............................             49.1            56.5           74.4
      Gross profit................................             50.9            43.5           25.6
      Selling, general and administrative expenses             34.2            51.9           60.8
      Product development...........................            2.1             5.6            9.6
      Operating income (loss).......................           14.6          (13.9)         (44.8)
      Other income (expense), net.................              0.6           (4.6)          (1.6)
      Income tax (provision) benefit .............              3.6               -          (1.4)
      Income (loss) from continuing operations......           18.9          (18.5)         (47.8)
      Income from operation held for sale...........              -             5.5            1.2
      Net income (loss).............................           18.9          (13.0)         (46.5)
      Preferred stock dividends...................            (0.4)           (1.3)          (2.0)
      Net income (loss) attributable                           18.5          (14.3)         (48.5)
         to common stockholders...................
         (1) Columns may not foot due to rounding.


  1996 Compared to 1995

     Revenues from operations increased by $4,549,000, or 71.4% in 1996, as compared to 1995. Net sales of the IONSCAN(R) and related products increased by approximately $4,911,000, or 93.5%, due to an increase of 134% in the number of units sold. The increase in IONSCAN(R) sales was due to increased sales of the Model 400 which was introduced in the first quarter of 1995. Net sales of other instruments increased by approximately $223,000, or 41.6%, in 1996 as compared to 1995, principally due to work performed on a heavy water analyzer contract, which was awarded to the Company in mid-1995 and completed in the first half of 1996. In addition, net sales benefitted from the sale of several other instruments. The markets for heavy water analyzers and other instruments are limited, and therefore management cannot predict whether the Company will receive any future orders. Revenues derived from funded research and development decreased by approximately $349,000, or 33.2%, in 1996 as compared to 1995. The reduced revenues were attributable to the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser-fluorosensor system, a substantial portion of which was completed in 1995.

    Gross profit as a percentage of sales for the year ended December 31, 1996 increased to 50.9% from 43.5% in 1995. The improvement was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN(R) and related products. The sale at higher than expected prices of several Model 350 units during the first six months of 1996, the carrying value of which had been reduced in 1995, also attributed to the improvement.

    Selling, general and administrative expenses increased by approximately $429,000, or 13%, in 1996, as compared to 1995. In the 1995 period, the Company recognized an expense decrease of $337,000 attributable to a negotiated reduction in professional fees and $147,000 of additional expense reduction recognized on the termination of the Company's Canadian Pension Plan as of December 31, 1993. Excluding these items, selling, general and administrative expenses in the 1996 period decreased by $55,000 or 1.7%. As a percentage of revenues, selling, general and administrative expenses decreased to 34.2% in 1996 from 51.9% in 1995. The decrease as a percentage of revenues was primarily attributable to spreading costs over increased revenues. Selling expenses increased by $108,000, or 4.6%, in 1996 as compared to 1995 primarily as a result of increased sales commissions on units sold in the fourth quarter of 1996.

    Product development expenses decreased by approximately $124,000, or 35%, in 1996 as compared to 1995. The level of product development engaged in by the Company at any time is primarily a function of the resources, both financial and personnel, that are available at the time. Management expects product development expenses to increase significantly in

1997

     Equity in earnings of Labco represents the Company's share of Labco's operating results, in which the Company had a non-controlling 26% ownership during most of 1996. Prior to December 31, 1995, the Company had a controlling interest in Labco, but since the first quarter of 1995, the Company has presented Labco as an operation held for sale. The Company's share of Labco's net income for 1996 was $117,000, as compared to $258,000 for the same period in 1995 (where it is shown as Income from operations under the caption "Operation held for sale").

     In 1996, the Company earned investment income of $72,000.

     Other expense, net of income was $12,000 in 1996, as compared to $52,000 in 1995. In 1996, the Company recognized $44,000 of gains recognized on trading securities held for Canadian pension funding purposes, partially offset by miscellaneous expenses, primarily $43,000 of foreign exchange losses realized in 1996. In 1995, the Company had realized foreign exchange losses of $79,000.

     For the year ended December 31, 1996, the Company had a net tax benefit of $391,000 primarily due to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of both US and Canadian tax loss carryforwards caused primarily by improved operating results in Canada and the United States. Management anticipates that further deferred tax benefits will be recognized in 1997.

  1995 Compared to 1994

     Sales of all instruments increased by $34,000, or 0.1%, in 1995 as compared to 1994. Sales of IONSCAN(R) instruments and related products decreased by approximately $80,000, or 1.6%. The decrease was due, in part, to the lower selling price of the new Model 400 IONSCAN(R), which was introduced in the first quarter of 1995. This reduction in selling price, coupled with other improvements of the new model, resulted in approximately 36.6% more unit sales. Sales of instruments other than IONSCAN(R) products increased in 1995 by approximately $114,000, or 33%, principally due to the award in 1995 of the contract to build four heavy water analyzers for use at a nuclear facility in Asia, which was completed in mid-1996. The introduction of the Model 400 resulted in reduced sales of the Model 350. As a result, the Company reduced the carrying value of the Model 350s remaining in inventory.

     Revenues of the research and development business increased by approximately $754,000, or 253.0%, in 1995 as compared to 1994. The improved sales are attributable to work performed in 1995 under the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser-fluorosensor system.

     The Company introduced and made a limited distribution of DrugAlert(TM) in 1995. Sales of such product were not significant.

     Gross profit as a percentage of sales for the year ended December 31, 1995 increased to 43.5% from 25.6% in 1994. The gross profit as a percentage of sales for the research and development business decreased to 5.1% in 1995 from 12.1% in 1994. The decrease was due to lower margins on the 1995 contracts. The gross profit as a percentage of sales for the instruments business increased to 53.1% in 1995 from 26.4% in 1994. The 1995 gross profit was impacted by the write down of the carrying value of the Model 350 inventory which aggregated approximately $442,000, approximately $155,000 of which related to excess spare parts inventory and the balance to finished goods. In 1994, the Company took a $792,000 charge against its Model 350 inventory. The consumer products business had negative gross profit in 1995 due primarily to the expensing of tooling, software and other development costs.

     Selling, general and administrative expenses in 1995 decreased by approximately $47,000, or 1.4%, over 1994. As a percentage of revenues, selling, general and administrative expenses decreased to 51.9% for 1995 from 60.8% in 1994. The decrease as a percentage of revenues was primarily attributable to such costs being spread over a higher revenue base. Selling expenses increased by $759,000, or 48.3%, in 1995. The increase was primarily attributable to the expenses associated with the Company's Paris, France and London, England offices being open for a full year and marketing expenses associated with the DrugAlert(TM) product. General and administrative expenses decreased by approximately  $806,000  in 1995,  or  45.3%,  over  1994.  This  reduction  was attributable primarily to the recovery of $147,000 relating to the 1993 conversion of the Canadian pension plan from a defined benefit plan to a money purchase plan, a reduction in accounts payable of $226,000 relating to a settlement of professional fees and the effect of staff and expense reductions implemented in late 1994.

     Product development in 1995 decreased by approximately $177,000, or 33.3%, over 1994. The 1994 level was attributable to the completion of the development of the Company's new Model 400.

     Interest expense increased by approximately $38,000 in 1995, or 18.8%, over 1994 levels. The increase is the result of higher levels of borrowing, at higher interest rates.

     Other expense, net of income, in 1995, was approximately $52,000 as compared to other income, net of expense, in 1994 of approximately $113,000. The difference of $165,000 was attributable primarily to the changes in exchange rates which generated a gain of $135,000 in 1994 compared to a loss of $79,000 in 1995.

    Capital Resources and Liquidity

     The Company sustained net losses of $2,565,000 and $827,000 for the years ended December 31, 1994 and 1995, respectively, and had an accumulated deficit of $14,522,000 at December 31, 1996. Although the Company generated net income of $2,059,000 for the year ended December 31, 1996, the Company used $1,447,000 of cash in operations during such period as a result of the need for working capital to support higher levels of accounts receivable and inventory. The Company's history of losses and its failure to generate positive operating cash flow had resulted in significant cash shortages from time to time. The Company's cash constraints were exacerbated during 1995 in connection with the introduction of the Company's Model 400 IONSCAN(R), as customers chose to wait for Model 400s to become available rather than purchase existing Model 350s. However, as a result of the net proceeds of approximately $10,400,000 from the Company's November 1996 public offering and the Company's improved profitability, management believes that the Company will have sufficient cash to fund its working capital requirements and to execute its growth plans through 1998.

     During 1996, the Company sold the remaining portion of its investment in Labco and realized net proceeds of $574,000. The proceeds were added to working capital.

     The Company's capital expenditures relating to its continuing operations were $491,000, $359,000 and $124,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Such expenditures related primarily to the support of the production of the IONSCAN(R). During 1995, a portion of such expenditures related to the opening of the Company's foreign sales offices. Approximately $75,000 of the 1995 expenditures were for development of the DrugAlert product, further development of which has been suspended. The Company anticipates that total capital expenditures will be approximately $500,000 for the year ended December 31, 1997.

     The Company has substantial tax loss and research and development tax credit carryforwards to offset future tax liabilities in the United States.

Inflation

     Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

Item 7.  Financial Statements and Supplementary Data.

     Financial statements and supplementary financial information are contained on pages 20 through 42.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act .

     The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders, except for certain information relating to the Company's executive officers which is provided below.

     The following table sets forth certain information as of February 1, 1997 concerning each of the Company's executive officers.




   Executive Officer       Age                    Position with the Company and Affiliates

Stanley S. Binder           55    Chairman of the Board, President and Chief Executive Officer of the Company
John H. Davies              61    Director and Executive Vice President of the Company; President and Chief Executive
                                  Officer of Barringer Research Limited ("BRL")
Richard S. Rosenfeld        50    Vice President - Finance, Chief Financial Officer, Treasurer and Assistant Secretary of
                                  the Company
Kenneth S. Wood             44    Vice President and Secretary of the Company; President of Barringer Instruments Inc.
Ludo Daubner                53    Vice President of BRL
David Martinak              36    Vice President - Sales of BRL



     Mr. Stanley S. Binder has been the President and Chief Executive Officer of the Company since 1991. In July 1989, Mr. Binder joined the Company and has since held the following offices with the Company: President from 1989 to the present date, Chief Operating Officer from 1989 to June 1990, Chief Financial Officer from 1989 until July 1993, and Chief Executive Officer from July 1990 to the present date. Mr. Binder is chairman of the New Jersey Counsel of the American Electronics Association and a member of the Board of Directors of the American Electronics Association.

     Mr. John H. Davies has been an Executive Vice President of the Company since 1992 and the President and Chief Executive Officer of BRL since August 1989.

     Mr. Richard S. Rosenfeld, a certified public accountant, has been Vice President-Finance and Chief Financial Officer of the Company since July 1993. He has been the Treasurer and Assistant Secretary of the Company since January 1992, and was a consultant to the Company from July 1991 to December 1991.

     Mr. Kenneth S. Wood has been a Vice President of the Company and the President of Barringer Instruments Inc. ("BII") since January 1992 and the Secretary of the Company since March 1993. He was Vice President of Operations for BII from April 1990 to January 1992.

     Mr. Ludo Daubner joined BRL in 1974 and has been Vice President - Operations of BRL since January 1989 and was General Manager of BRL since 1981.

     Mr. David Martinak joined BRL in 1979 and has been a Vice President of Sales for BRL since April 1996. Prior thereto, Mr. Martinak held a number of positions with BRL, including Sales and Marketing Manager from December 1988 until 1996.


    Item 10.  Executive Compensation.

    The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders.

    Item 11.  Security Ownership of Certain Beneficial Owners and Management.

    The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders.

    Item 12.  Certain Relationships and Related Transactions.

    The Company hereby incorporates by reference the applicable information from its definitive proxy statement for its 1997 Annual Meeting of Stockholders.

    Item 13.  Exhibits and Reports on Form  8-K

       (a) Exhibits

3.1 The Company's Certificate of Incorporation, as amended (previously filed as Exhibit 3.1A to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No.
           0-3207) and incorporated herein by reference).

3.2 By-laws of the Company (previously filed as Exhibit 3.2A to the Company's Annual report on Form 10-K/A-2 for the fiscal year ended December 31, 1994 (File No. 0-3207) and incorporated herein by reference).

10.1 Employment Agreement, dated as of July 10, 1989, between the Company and Stanley S. Binder (previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
           33-3162) and incorporated herein by reference).

10.2 Employment Agreement, dated November 1, 1996, between the Company and Richard S. Rosenfeld (previously filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.3 Employment Agreement, dated November 1, 1996, between the Company and Kenneth S. Wood (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No.
           333-13703) and incorporated herein by reference).

10.4 Consulting Agreement, dated as of January 1, 1991, between the Company and John J. Harte (previously filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (File No.
           333-13703) and incorporated herein by reference).

10.5 Form of 1995 nonqualified stock option agreement (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.6 Form of 1996 nonqualified stock option agreement (previously filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.7 Description of 1991 Warrant Plan (previously filed as Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.8 Description of Exercise Plan (previously filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.9 License Agreement, dated February 27, 1989, between Canadian Patents and Development Limited -- Societe Canadienne Des Brevets Et D'Exploitation Limite and Barringer Instruments Limited (the "License Agreement"), Supplement #1, dated March 4, 1991, Assignment of License Agreement, dated January 2, 1992, to Her Majesty the Queen in Right of Canada, as Represented By the Minister of National Revenue and Supplemental Letter Agreement, dated October 7, 1996 (previously filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.10 Termination Agreement dated October 7, 1996, between the Company and Barringer Laboratories Inc. (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.11 Lease, dated as of February 17, 1993, between the Company and Murray Hill Associates (previously filed as Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.12 Lease, dated as of July 27, 1995, between Barringer Research Limited and Lehndorff Management Limited (previously filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

11.1       Computation of Earnings Per Share

21.1 List of the Company's Subsidiaries (previously filed as Exhibit 21 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

23.1       Consent of Independent Certified Public Accountants

27.1       Financial Data Schedule

           (b) Reports on Form 8-K.

           Item 5.  Other Events:-

       October 7, 1996 -     Termination agreement between the Company and
                             Barringer Laboratories  Inc.

       October  23,  1996 -  Announcement of the Company's results of operations for the three-month and six-month periods ended September 30, 1996.

       November 12, 1996 -   Announcement  by the Company that it had agreed to
                             sell shares of its common stock and common stock purchase warrants in an underwritten public offering.

      December  13, 1996 -  Announcement of the exercise of the  over-allotment option in connection with the Company's underwritten public offering.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BARRINGER TECHNOLOGIES INC.

                                            By: /s/ Stanley S. Binder
                                                ____________________________
                                                Stanley S. Binder, President
                                                and Chief Executive Officer

Dated: March 26, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                                Title                          Date

/s/ Stanley S. Binder                        President, Chief                   March 26, 1997
_____________________________
Stanley S. Binder                            Executive Officer
                                             and Director

 /s/ John D. Abernathy                       Director                           March 26, 1997
_____________________________
John D. Abernathy

 /s/ Richard D. Condon                       Director                           March 26, 1997
_____________________________
Richard D. Condon

 /s/ John H. Davies                          Director                           March 26, 1997
_____________________________
John H. Davies

 /s/ John J. Harte                           Director                           March 26, 1997
_____________________________
John J. Harte

 /s/ James C. McGrath                        Director                           March 26, 1997
_____________________________
James C. McGrath

/s/ Richard S. Rosenfeld                     Vice President-Finance, Chief      March 26, 1997
_____________________________
Richard S. Rosenfeld                         Financial Officer and Treasurer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)


                          INDEX TO FINANCIAL STATEMENTS





                                                                       Page

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants .................... 21

Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994..................................... 22

Consolidated Balance Sheets - December 31, 1996 and 1995............... 24

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1996, 1995 and 1994............................... 26

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994..................................... 27

Notes to Consolidated Financial Statements............................. 28


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts....................... 42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
Barringer Technologies Inc.
New Providence, New Jersey


We have audited the accompanying consolidated balance sheets of Barringer Technologies Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Technologies Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                         /S/ BDO SEIDMAN, LLP
                                                         _______________________
                                                         BDO Seidman, LLP

Woodbridge, New Jersey
February 12, 1997

                           BARRINGER TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEAR ENDED DECEMBER 31,

                                                                          1996                 1995                 1994
                                                                  -------------------- -------------------- --------------------
Revenues from operations                                          $    10,923,000      $    6,374,000       $    5,514,000
Cost of revenues                                                        5,363,000           3,601,000            4,100,000
                                                                  -------------------- -------------------- --------------------
     Gross profit                                                       5,560,000           2,773,000            1,414,000

Operating expenses:
  Selling, general and administrative                                   3,734,000           3,305,000            3,352,000
  Product development                                                     230,000             354,000              531,000
                                                                  -------------------- -------------------- --------------------
                                                                        3,964,000           3,659,000            3,883,000
                                                                  -------------------- -------------------- --------------------
     Operating income (loss)                                            1,596,000            (886,000)          (2,469,000)

Other income, (expense):
  Interest expense                                                       (228,000)           (240,000)            (202,000)
  Equity in earnings of Labco (note 2)                                    117,000                  -                    -
  Gain on sale of investment in Labco (note 2)                            123,000                  -                    -
  Investment income                                                        72,000                  -                    -
  Other, net                                                              (12,000)            (52,000)              113,000
                                                                  -------------------- -------------------- --------------------
                                                                           72,000            (292,000)             (89,000)
                                                                  -------------------- -------------------- --------------------
     Income (loss) before income tax provision (benefit)                1,668,000          (1,178,000)          (2,558,000)
Income tax provision (benefit) (note 8)                                  (391,000)                 -                75,000
                                                                  -------------------- -------------------- --------------------
     Income (loss) from continuing operations                           2,059,000          (1,178,000)          (2,633,000)
Operation held for sale (note 2):
  Income from operations                                                        -             258,000               68,000
  Gain on sale of a portion of investment                                       -              93,000                    -
                                                                  -------------------- -------------------- --------------------
                                                                                0             351,000               68,000
                                                                  -------------------- -------------------- --------------------
     Net income (loss)                                                  2,059,000            (827,000)          (2,565,000)
Preferred stock dividends                                                 (39,000)            (82,000)            (108,000)
                                                                  -------------------- -------------------- --------------------
     Net income (loss) attributable to common stockholders        $     2,020,000 $          (909,000) $        (2,673,000)
                                                                  ==================== ==================== ====================

                             Continued on next page


See notes to consolidated financial statements.


                           BARRINGER TECHNOLOGIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Continued)



                                                                                YEAR ENDED DECEMBER 31,

                                                                              1996               1995               1994
                                                                       ------------------ ------------------ ------------------
Primary Earnings (Loss) Per Share Data (Note 1):
  Continuing operations                                                $        0.48      $      (0.39)      $      (0.97)
  Operation held for sale:
    Income from operations                                                         -              0.08               0.02
    Gain on sale of a portion of investment in Labco                               -              0.03                  -
                                                                       ------------------ ------------------ ------------------
Net income (loss) per share                                            $        0.48      $      (0.28)      $      (0.95)
                                                                       ================== ================== ==================

Fully Diluted Earnings (Loss) Per Share Data (Note 1):
  Continuing operations                                                $        0.44      $      (0.39) $           (0.97)
  Operation held for sale:
    Income from operations                                                         -              0.08               0.02
    Gain on sale of a portion of investment in Labco                               -              0.03                  -
                                                                       ------------------ ------------------ ------------------
Net income (loss) per share                                            $        0.44      $      (0.28)      $      (0.95)
                                                                       ================== ================== ==================

Weighted average common and common equivalent shares
outstanding
Primary                                                                    4,221,000         3,283,000          2,827,000
Fully diluted                                                              4,607,000         3,283,000          2,827,000




See notes to consolidated financial statements.



                           BARRINGER TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS



ASSETS                                                                                         DECEMBER 31,
                                                                                ---------------------------------------------

                                                                                         1996                    1995
                                                                                         ----                    ----

Current Assets:
   Cash and cash equivalents (note 5)                                            $      5,276,000          $      43,000
   Marketable securities                                                                4,328,000                  -
   Receivables, less allowances of $63,000 and $41,000 (note 5)                         3,521,000              1,533,000
   Inventories (Note 3)                                                                 2,270,000              1,621,000
   Prepaid expenses and other                                                             498,000                250,000
   Deferred tax assets (note 8)                                                           731,000                225,000
                                                                                -----------------------  ---------------------
          Total current assets                                                         16,624,000              3,672,000
Machinery and equipment, net (note 4)                                                     595,000                586,000

Investment in unconsolidated subsidiary (note 2)                                             -                   334,000

Other                                                                                     104,000                143,000
                                                                                -----------------------  ---------------------
                                                                                $      17,323,000          $   4,735,000
                                                                                =======================  =====================




See notes to consolidated financial statements.



                           BARRINGER TECHNOLOGIES INC.
                           CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY                                                             DECEMBER 31,
                                                                                 --------------------------------------------

                                                                                           1996                   1995
                                                                                           ----                   ----
Current Liabilities:
   Bank indebtedness and other notes (note 5)                                      $     174,000        $         744,000
   Accounts payable                                                                    1,009,000                1,278,000
   Accrued liabilities                                                                   648,000                  723,000
   Accrued payroll and related taxes                                                     522,000                  257,000
   Current portion of long-term debt (note 6a)                                              -                     300,000
                                                                                   --------------------  -----------------
          Total current liabilities                                                    2,353,000                3,302,000

Other non-current liabilities (note 6b)                                                  117,000                  108,000
Commitments (notes 9 and 10)

Stockholders' equity (note 7):
     Preferred Stock,  $2.00 par value,  4,000,000  shares  authorized:  270,000 shares designated class A convertible  preferred stock,  60,165 and 82,497 shares outstanding, less discount of $64,000 and
      $47,000, respectively                                                               74,000                  101,000
      730,000 shares designated class B convertible preferred stock,
      122,500 and 258,000 shares outstanding, respectively                               245,000                  515,000
     Common stock, $0.01 par value, 7,000,000 shares authorized,
      5,357,000 and 3,479,000 shares outstanding, respectively                            54,000                   35,000
   Additional paid-in capital                                                         29,430,000               17,685,000
   Accumulated deficit                                                               (14,522,000)             (16,542,000)
   Cumulative foreign currency translation adjustment                                   (415,000)                (456,000)
                                                                                   --------------------     --------------------
                                                                                      14,866,000                1,338,000
   Less: common stock in treasury, at cost, 31,000 shares                                (13,000)                 (13,000)
                                                                                   --------------------     --------------------
          Total stockholders' equity                                                  14,853,000                1,325,000
                                                                                   --------------------     --------------------
                                                                                   $  17,323,000            $   4,735,000
                                                                                   ====================     ====================



See notes to consolidated financial statements.


                           BARRINGER TECHNOLOGIES INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                                            Preferred    Class A    Class B
                                               Common stock   stock      pfd stk    pfd stk
                                               ------------ ----------- ---------  ----------

                                      Total                                                    Paid in    Accum     Foreign  Treas
                                      equity    shrs   am't  shrs  am't shrs am't  shrs  am't  capital   deficit    Transl   stock
                                     --------- ------  ----  ----  ---- ---- ----  ----  ---- ---------  -------    -------  ------

Balance - January 1, 1994            $ 3,646   2,762   $ 28  445  $ 555  83  $101  318   $635 $ 15,683   $(12,960)  $ (391)  $  (5)
   Exercise of stock options/warrants    168      72      1                                        167
   Issuance of common stock pursuant
     to settlement of  1993 litigation    70      12                                                78                          (8)
   1994 dividend on preferred stock        0      26                                               108       (108)
   Net loss                           (2,565)                                                              (2,565)
   Translation adjustment               (133)                                                                         (133)
                                    --------- -------  ----- ------ ---- --- ----- ----  -----  ------   ---------   -----    -----
Balance -  December 31, 1994           1,186   2,872     29   445   555  83   101  318    635   16,036    (15,633)    (524)    (13)
   Sale of units in private
     placement, net                      888     383      4                                        884
   Conversion of preferred stock           0     159      2  (445) (555)           (60)  (120)     673
   Change in warrant exercise
     price in payment of debt             10                                                        10
   1995 dividend on preferred stock        0      65                                                82        (82)
   Net loss                             (827)                                                                (827)
   Translation adjustment                 68                                                                            68
                                   ---------- -------- ----- -----  --- ---  ----- ----  -----   ------   --------  -------- -------
Balance -  December 31, 1995           1,325   3,479     35     0    0  83    101   258   515   17,685    (16,542)    (456)    (13)
   Sale of securities, net of
     expense ($741)                   10,401   1,437     14                                     10,387
   Conversion of preferred stock           0      55      1            (23)   (27) (135) (270)     296
   Exercise of stock options and warrants 42      15                                                42
   Conversion of debentures            1,000     364      4                                        996
   Preferred stock dividends             (15)      7                                                24        (39)
   Net income                          2,059                                                                2,059
   Translation adjustment                 41                                                                            41
                                   ---------  ------- ------- ----- --- --- -----  ----  -----  -------  -----------  ------ -------
Balance - December 31, 1996        $  14,853   5,357  $  54     0   $0  60   $ 74   123 $ 245   $29,430* $(14,522)   $ 415)    (13)
                                   =========  ======  ======= ===== === === =====  ====  =====  =======  ===========  ====== ======
* At December 31, 1996 and 1995,  net of notes  receivable of $274 from the sale of stock.




See notes to consolidated financial statements.



                                                        BARRINGER TECHNOLOGIES INC.
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                          ---------------------------------------------------------

                                                                            1996                  1995                  1994
                                                                            ----                  ----                  ----
Net Income (loss)                                                      $  2,059,000      $      (827,000) $         (2,565,000)
Items not affecting cash:
     Depreceiation and amortization                                         115,000              362,000               711,000
     Inventory write-down and receivable reserves                            22,000              656,000             1,210,000
     Minority interest                                                          -                   -                  (76,000)
     Income from and gain on sale of investment in Labco                   (240,000)            (351,000)                  -
      Pension recovery                                                          -               (147,000)                  -
      Deferred tax (benefit) expense                                       (506,000)                -                   75,000
      Prepaid pension cost                                                      -                (78,000)              132,000
      Other                                                                  50,000               71,000               235,000
 (Increase) decrease in non-cash working capital balances                (2,947,000)            (397,000)              206,000
                                                                       --------------        ----------------      ----------------
          Cash (used in) operating activities                            (1,447,000)            (711,000)              (72,000)
                                                                       --------------        ----------------      ----------------
Investing Activities:
      Purchase of machinery and equipment                                  (124,000)            (358,000)             (847,000)
      Escrowed cash on sale of Canadian subsidiary                              -                    -                 225,000
      Investment in marketable securities                                (4,328,000)                 -                     -
      Proceeds on sale of  investment in Labco                              574,000              300,000                   -
                                                                        -------------        ----------------     -----------------
          Cash used in  investing activities                             (3,878,000)             (58,000)             (622,000)
Financing Activities
      Proceeds on issuance of Convertible Subordinated Debentures         1,000,000                  -                     -
      Reduction in long-term debt                                          (300,000)                 -                (184,000)
      Increase (decrease) in bank debt and other                           (570,000)            (412,000)              488,000
      Proceeds on issuance of equity securities                          10,443,000              888,000               171,000
      Rent inducement                                                           -                108,000                   -
      Payment of dividends on preferred stock                               (15,000)                 -                     -
                                                                        -------------        ---------------       ----------------
          Cash provided by financing activities                          10,558,000              584,000               475,000
                                                                        -------------        ---------------       ----------------
Increase (decrease) in cash                                               5,233,000             (185,000)             (219,000)
Cash - beginning of year                                                     43,000              267,000               486,000
Less cash held for sale                                                         -                (39,000)                  -
                                                                       --------------       ---------------       -----------------
Cash and cash equivalents - end of year                                $  5,276,000         $     43,000          $     267,000
                                                                       ==============       ===============        ================
Changes in components of non-cash working capital
   balances related to operations:
      Receivables                                                     $  (2,010,000)        $     38,000          $   1,249,000
      Inventories                                                          (649,000)            (281,000)              (987,000)
      Other current assets                                                 (248,000)              60,000                (58,000)
      Other assets                                                           39,000              (12,000)                   -
      Accounts payable and accrued liabilities                              (79,000)            (202,000)                 2,000
                                                                        -------------       ---------------        ----------------
Decrease (increase) in operating assets net of operating
   liabilities arising from cash transactions                         $  (2,947,000)       $    (397,000)         $     206,000
                                                                      ===============      ==============          ================
See notes to consolidated financial statements.


                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements comprise the accounts of the Company and its continuing subsidiary companies. All intercompany transactions have been eliminated.

Principles of Translation

Assets and liabilities of the Company's foreign subsidiaries are translated by using year-end exchange rates and statement of operation items are translated at average exchange rates for the year. Translation adjustments are accumulated in a separate component of stockholders' equity.

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

Per Share Data

Net income (loss) per share is computed by dividing net income (loss), less preferred stock dividends, by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect, if any, of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period-end stock prices for fully diluted basis). Fully diluted income (loss) per share is computed assuming the conversion of convertible preferred stock and subordinated debentures at the beginning of the period or the date of issuance, whichever is later.

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

For the years ended December 31, 1996, 1995 and 1994, the Company had recognized revenues of $49,000, $264,000 and $17,000 respectively, on jobs in process and had incurred related costs of $25,000, $183,000 and $10,000 respectively, of which $0, $210,000 and $5,000 respectively, were billed to customers.

                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Financial Instruments and Credit Risk Concentration

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited to primarily governmental agencies. Marketable securities consist of investments in US government and agency obligations.

Long-Lived Assets

Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which the Company has adopted effective for the year ended December 31, 1996. No write-downs have been necessary through December 31, 1996 as a result of the adoption of FAS 121.

Stock-Based Compensation

The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but applies Accounting Principle Board Opinion No. 25 in accounting and measuring compensation expense related to stock option plans. There was no compensation expense related to the issuance of stock options for the years ended December 31, 1996, 1995 and 1994 (see note 7 for pro-forma disclosure required by SFAS 123).

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company has the ability and intent to hold all marketable securities through maturity dates.

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


2. Operation Held For Sale

During the first quarter of 1995, the Company started to actively seek a purchaser for its then 47% interest in Barringer Laboratories, Inc ("Labco"). Accordingly, the financial statements had been reclassified, where appropriate, to reflect Labco as an operation held for sale.

Pursuant to the terms of a Stock Purchase Agreement, dated December 8, 1995 ("Agreement"), by and between the Company and Labco, on December 13, 1995 the Company sold to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000, resulting in a gain of $93,000. The purchase price consisted of $300,000 in cash, cancellation of all amounts owed by the Company to Labco pursuant to certain intercompany agreements (aggregating $452,000) and cancellation of $57,000 in accounts receivable due to Labco. After giving effect to the sale of the Labco shares, the Company continued to own 432,475 shares of Labco stock representing a 26% ownership interest.

                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

In October 1996, the Company and Labco entered into a Termination Agreement (the "Termination Agreement") pursuant to which, among other things, the Company agreed that, for a period of three months from the date of the Termination Agreement, it would sell its remaining shares in Labco at a price of at least $1.6875 per share (the "Target Price"). During 1996, the Company sold all of its remaining shares and warrants in Labco and recognized a gain on such sales of $123,000. In addition to the gain on the sale of its Labco investment, the Company recorded $117,000 of income representing its proportionate share of Labco's net income for 1996.


3. Inventories

At December 31, 1996 and 1995, the Company had parts, subassemblies and work in process of $1,483,000 and $1,010,000, and finished goods of $787,000 and $611,000, respectively.


4. Machinery and Equipment

The major categories of machinery and equipment are as follows:

                                                         December 31,
                                             --------------------------------

                                              1996                    1995
                                              ----                    ----
Owned:
   Office equipment                       $   395,000              $ 350,000
   Machinery and equipment                  1,857,000              1,687,000
   Leasehold improvement                       64,000                 64,000
                                          -----------            --------------
                                            2,316,000              2,101,000
   Accumulated depreciation                (1,721,000)            (1,515,000)
                                          ------------          ---------------
Totals                                    $   595,000              $ 586,000
                                          ===========           ===============


5. Bank Indebtedness and Other Notes Payable

The Company's Canadian subsidiary, Barringer Research Ltd. ("BRL"), has a financing arrangement with the Ontario Development Corporation ("ODC") for a $730,000 export line of credit. BRL may borrow up to $730,000 on a formula basis of 90% of export accounts receivable plus 70% of the value of export purchase orders (subject to $220,000 sub-limit). The rate of interest is adjusted quarterly and was 10% at December 31, 1996 and outstanding borrowings totaled $150,000. The ODC has informed the Company that this facility will no longer be available due to the phasing out of the ODC by the Canadian government. In January 1997, the Company paid all amounts owed to the ODC and the facility was terminated.

BRL's line of credit arrangement with the Toronto-Dominion Bank ("Bank") was terminated by BRL in December 1996 upon the payment of all amounts due to the Bank. During December 1996, the Company placed in an interest bearing account $280,000 in order to secure a performance bond that was previously issued by the Bank. At December 31, 1996, this deposit was restricted. On February 12, 1997, the bond was canceled and the deposit released.


6. Current Portion of Long-term Debt and Other Non-current Liabilities

(a) Current portion of long-term debt at December 31, 1995, consisted of amounts due on the 12 1/2% Convertible Subordinated Debentures which were repaid on July 15, 1996 with a portion of the net proceeds from the sale of $1,000,000 of 6% Convertible Subordinated Debentures due 1997. See note 7.

(b) Other non-current liabilities represent rents payable on the Company's Canadian facility.

                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

7. Stockholders' Equity

Public Offering

On November 12, 1996, the Company completed the sale of 1,250,000 shares ("Shares") of common stock and 1,250,000 Common Stock Purchase Warrants ("Warrants") in a public underwriting. On December 12, 1996, the underwriters exercised their over-allotment option and acquired an additional 187,500 Shares and 187,500 Warrants. The aggregate net proceeds to the Company, after all expenses of the offering, was approximately $10,401,000.

Private Offerings

On May 9, 1995, the Company completed the private placement of its securities to two institutional investors. The private placement consisted of 125 units priced at $6,000 each for an aggregate sales price of $750,000. Each unit ("Unit") consisted of 2,500 shares of the Company's common stock and a five year warrant to purchase 2,500 shares of the Company's common stock at $1.96 per share. In addition, in order to induce the institutional investors to enter into this transaction, an additional three year warrant to acquire 37,500 shares of the Company's common stock at $1.96 per share was issued.

On June 30, 1995, the Company completed an additional private placement in which it sold an additional 28 Units, including 22 Units to 17 members of senior management and the Company's Board of Directors, for proceeds aggregating $168,000.
This private placement did not include the additional three year warrant.

On July 10, 1996, the Company completed the sale of $1,000,000 of its 6% Convertible Subordinated Debentures, ("Debentures") due 1997, in a private transaction to private investors including members of management. These debentures are convertible into shares of the Company's Common Stock at the rate of $2.75 per share and mature on the earlier of (i) 30 days after the completion of an underwritten public offering or a private placement by the Company of its equity securities pursuant to which the Company receives net proceeds in an aggregate amount in excess of $5,000,000, or (ii) July 9, 1997. Interest is payable semi-annually. A portion of the net proceeds of the sale of these debentures were used to repay the 12 1/2% Subordinated Convertible Debentures due 1996. All of the Debentures were converted into 363,628 shares of common stock in December 1996, as a result of the public offering.


Due from Officers/Shareholders

In connection with the exercise of options to acquire 190,000 shares of the Company's Common Stock, two officers of the Company signed full recourse interest bearing (no interest the first year, prime rate thereafter) unsecured promissory demand notes aggregating $274,000 that was available to them under the Company's stock option purchase program. Under that program the Company has arranged for a market-maker in the Company's Common Stock, to coordinate the orderly sale in the open market of a portion of the Common Stock to be received by the employees upon the exercise of their options in an amount sufficient to repay the loan and related interest. As of December 31, 1996, the notes were still outstanding.

                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Common Stock Outstanding or Reserved for Issuance

The following table sets forth the number of shares of Common Stock outstanding as of December 31, 1996 as well as the number of shares of Common Stock that would be outstanding in the event that all of the options and warrants are exercised and all Series of Convertible Preferred Stock and Debentures are converted into Common Stock.



                                             Exercise,                      Common stock
                                           conversion or                   outstanding or
                                            option price                   reserved for issuance

Common stock                                                                  5,357,852
Class A convertible preferred stock            0.361745                          21,764
Class B convertible preferred stock            0.355839                          43,590
Stock options (i)                       $1.00 to $14.00                         461,000
Private placement warrants (ii)                   $1.96                         412,499
Public warrants (iii)                            $9.847                         359,375
Underwriter's warrants (iii)                    $10.276                         125,000
Underlying warrants (iii)                        $9.847                          31,250
Other warrants (iv)                     $4.82 to $12.46                          55,000
                                         --------------                      -----------
Total                                                                         6,867,330
                                                                             ===========


All outstanding warrants expire between January 23, 1997 and April 25, 2001.

(i)  Stock Compensation Plans

From time to time, the Company has granted non-qualified options to various employees and Directors. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's stock options issued to employees and directors equals the market price of the underlying stock on the date of grant, no compensation is recognized.

FASB Statement 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-price model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: no dividend yield; expected volatility of 30%; risk-free interest rates of 7.11% and expected lives of 5 years for the options.

Under the accounting  provisions of FASB Statement 123, the Company's net income
(loss), primary earnings (loss) per share and fully diluted earnings (loss) per share would have been reduced (increased) to pro-forma amounts indicated below.


                                                              1996                          1995
                                                      ---------------------         ---------------------
Net income (loss):

     As reported                                      $      2,059,000              $       (827,000)
     Pro-forma                                        $      1,986,000              $       (884,000)



                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                              1996                          1995
                                                      ---------------------         ---------------------


Primary earnings (loss) per share from continuing operations:
     As reported                                      $       0.48                  $      (0.39)
     Pro-forma                                        $       0.47                  $      (0.40)

Fully diluted earnings (loss) per share from continuing operations:
     As reported                                      $       0.44                 $       (0.39)
     Pro-forma                                        $       0.43                 $       (0.40)



A summary of the status of the Company's outstanding options as of December 31, 1995 and 1996 and changes during the years ending on those dates is presented below:




                                   December 31, 1995                   December 31, 1996
                              ---------------------------         ---------------------------

                                                       Weighted                             Weighted
                                                       Average                               Average
                                                       Exercise                             Exercise
                                         Shares         Price                  Shares         Price
                                      ------------  --------------         -------------- -------------
Outstanding - beginning of year
                                            58,750  $     12.38                240,125      $   4.54
   Granted                                 181,375         2.00                253,000          1.00
   Exercised                                     0                              (1,250)         2.00
   Forfeited                                     0                             (30,875)        10.66
------------
                                      ------------                         ------------
Outstanding - end of year                  240,125         4.54                461,000          2.19
                                      ============                         ============

Options exercisable - year-end             126,800         6.38                164,200          3.49

Fair value of options granted
during the  year                      $       0.70                        $       0.40
                                      ============                         ============



The options issued in 1996 expire on April 25, 2001 and are exercisable as to 25% of the optioned shares immediately, 50% after the first year, 75% after the second year and 100% after the third year. The options issued in 1995 expire on March 10, 2000 and are exercisable as to 40% of the optioned shares after the first year, 60% after the second year, 80% after the third year and 100% after the fourth year.



                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

The following table summarizes information about stock options outstanding at December 31, 1996.

                  OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
----------------------------------------------------------------      ----------------------------------------

               Number Outstanding         Weighted-Average         Exercise             Number Exercisable         Exercise
Exercise        at December 31,              Remaining              Price              at December 31, 1996         Price
 Prices               1996                Contractual Life
----------- ----------------------  ------------------------    ----------------  -------------------------   --------------
$   1.00                  253,000              4.3 years $           1.00                      63,250         $     1.00
    2.00                  175,500              3.2 years $           2.00                      70,200               2.00
   12.00                   23,750              0.1 years $          12.00                      23,750              12.00
   14.00                    8,750              1.2 years $          14.00                       7,000              14.00
         ------------------------                                                 -------------------------
$ 1.00 to
$ 14.00                   461,000                 3.6 years $           2.19                  164,200         $     3.49
         ========================                                                 =========================



(ii) Private Placement Warrants - In connection with the Company's private placement (see above) warrants to purchase 420,000 shares of the Company's common stock at $1.96 per share were sold to a group of private investors and senior management. The warrants expire between May 9, 1998 and June 29, 2000.

(iii) Public Warrants - The public warrants (see above) are exercisable for three years and entitle the registered holder to purchase one-quarter of a share of Common Stock at an exercise price of $9.847 per share. The Warrant exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment under certain circumstances. The Company may redeem outstanding Warrants commencing six months from November 12, 1996 on not less than 30 days notice at a price of $0.25 per Warrant (subject to adjustment under certain circumstances) if the closing bid price of the Common Stock averages in excess of 200% of the exercise price for a period of 30 days' ending within 15 days of the redemption notice date.

In connection with the underwritten public offering, the underwriter received a warrant ("Underwriter's Warrant") to purchase from the Company 125,000 shares of Common Stock at an exercise price of $10.276 per share ("Exercise Price") and 125,000 Warrants ("Underlying Warrant") at an exercise price of $0.06 per Warrant. Each Underlying Warrant entitles the holder to purchase one-quarter of a share of Common Stock at an exercise price of $9.847 per share. The Underwriter's Warrants are exercisable with respect to the Common Stock for a period of four years commencing from November 12, 1997 and with respect to the Underlying Warrants for a period of two years commencing from November 12, 1997. These warrants contain certain registration rights.

(iv) Other warrants - In September 1994, the Company issued warrants to purchase 6,250 shares of the Company's common stock at $5.25 per share to the Ontario Development Corporation in connection with their increase in the export financing facility available to the Company's Canadian subsidiary, from $365,000 to $730,000) See Note 5 for additional information.

On December 31, 1991, the Board of Directors adopted the 1991 Directors Warrant Plan ("Plan"). Pursuant to the Plan, each non-employee director will be sold a five-year warrant to purchase 3,750 shares of Common Stock at an exercise price to be determined by the Board at the time of such sale, but shall not be less than the current market price for such shares at the time of issuance of the warrant. During 1996, 3,750 warrants expired. During 1995, no warrants were issued under the Plan. During 1994, warrants to purchase 3,750 shares were issued to a Director at $9.64 per share, subject to adjustment.

On April 7, 1995, the Company issued warrants to purchase 6,250 shares of the Company's common stock at $4.00 per share to Barringer Laboratories in connection with their extending an intercompany obligation, which has subsequently been paid.
The warrant was exercised in 1996.

The other warrants expire between March 1, 1997 and January 12, 1999.

Increase in Authorized Shares

                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

At the reconvened 1995 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of capital stock of the Company from 7,000,000 to 12,000,000, comprised of 7,000,000 shares of Common Stock, 1,000,000 shares of Convertible Preferred Stock, par value $1.25 per share and 4,000,000 shares of Preferred Stock, par value $2.00 per share. The stockholders also approved a one for four reverse stock split of the Company's common stock.


8. Income Taxes

The provision (benefit) for income taxes related to continuing operations are as follows:

                                        1996              1995              1994
                                        ----              ----              ----
Current Tax Expense:
     U.S.                                                   -                 -
     Foreign (primarily Canadian)     $  115,000            -                 -
                                      -----------      --------       ----------
          Total Current                  115,000            0                 0
                                      -----------      --------       ----------
Deferred Tax Expense:
     U.S.                                574,000            -                 -
     Foreign (primarily Canadian)         90,000            -                 -
                                     -----------       --------       ----------
          Total Deferred                 664,000            0                 -
                                     -----------       --------       ----------
Change in valuation allowance:
     U.S.                               (726,000)           -                 -
     Foreign (primarily Canadian)       (444,000)           -            75,000
                                     ------------      --------       ----------
          Total Change                (1,170,000)           0            75,000
                                      -----------      --------       ----------
Total income tax provision
(benefit)                             $ (391,000)     $     0      $     75,000
                                      ===========     =========     ===========



Deferred tax assets are comprised of the following temporary differences and carryforwards at December 31:


                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


                                                              1996              1995
                                                              ----              ----
Nondeductible allowances against trade receivables      $    24,000      $     15,000
Nondeductible inventory reserves                            106,000            90,000
Nondeductible expense accruals                               72,000            50,000
Machinery and equipment                                     787,000           706,000
Tax benefit of Canadian operating loss and
investment credit carry forwards                            217,000           401,000
Tax benefit of U.S. operating loss carry forwards         4,019,000         4,621,000
Other                                                        35,000            41,000
                                                        -----------      ------------
     Gross deferred tax assets                            5,260,000         5,924,000
Deferred tax assets valuation allowance                  (4,529,000)       (5,699,000)
                                                        -----------      ------------
          Net deferred tax assets                       $   731,000      $    225,000
                                                        ===========      ============



As a result of the Company's historical trend of losses, a valuation allowance has been provided for a substantial portion of the U.S. and Canadian deferred tax assets. At December 31, 1995, the net deferred tax asset related to the Company's Canadian subsidiary, which had available tax credits and loss carryforwards. The Canadian subsidiary has a history of profitability, despite the consolidated losses of the Company. At December 31, 1996, the net deferred tax asset of $731,000, including approximately $525,000 and $206,000, related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1997 earnings, which includes earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.

The Company's income tax provision (benefit) differed from the amount of income tax determined by applying the applicable statutory U.S. federal income tax rate to pretax income from continuing operations as a result of the following:

                                                 1996              1995               1994
                                                 ----              ----               ----
Income taxes (benefit) computed
  at the U.S. statutory rate               $    567,000    $     (280,000)      $   (821,000)
Income not subject to U.S. tax, net            (112,000)         (126,000)          (154,000)
U.S. losses and expenses for
  which no tax benefit has been
  recognized                                     25,000           398,000            943,000
Utilization of U.S. net operating
  losses                                       (340,000)              -                  -
Change in net deferred tax assets              (506,000)              -               75,000
Other                                           (25,000)            8,000             32,000
                                           ------------     -------------      -------------
Provision (benefit) for income
  taxes                                    $   (391,000)    $           0       $     75,000
                                           =============    ==============      ============

At December 31, 1996, the Company has net operating loss carry forwards of approximately $10,500,000 and $5,000,000

                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

for federal and state income tax purposes, respectively, which expire in varying amounts through 2011. Canadian research and development investment tax credits of approximately $217,000 will expire in varying amounts through 2006.


9. Commitments

The Company rents facilities, automobiles and equipment under various operating leases. Rental expenses under such leases amounted to $325,000, $280,000, and $191,000 for 1996, 1995 and 1994, respectively.

At December 31, 1996, the aggregate minimum commitments pursuant to operating leases are as follows:


                Year ending  December 31,
                         1997                       $ 298,000
                         1998                         203,000
                         1999                         149,000
                         2000                          98,000
                         2001 and thereafter          543,000


10. Pension Plan

The Company's Canadian subsidiary's defined benefit pension plan, which covered its Canadian employees, was terminated at December 31, 1993. At the same time, it established a money purchase plan that is structured after the 401(k) salary deferral plan available to all U.S. employees and as such, does not establish any corporate obligation other than a discretionary matching formula to employee contributions. As a result of the termination, the Company recognized a gain of $206,000, representing the excess of the Plan's projected benefit obligation over the accumulated benefit obligation, in 1993 and recognized an additional gain in 1995 of $172,000, representing the excess of the Plan's assets over the cost of providing the annuities to the participants for the value of their termination benefits. This excess was placed into a money purchase contract and used by the Company to provide for its matching contributions under the new arrangement. This amount is being carried as a deferred pension expense asset on the consolidated balance sheet.

The Company maintains a 401(k) salary deferral plan instituted for all U.S. employees with more than one year of service. As a money purchase plan, it does not establish any Company liability other than a matching formula to employee contributions. The aggregate cost of the plan for 1996, 1995, and 1994 was $20,000, $15,700, and $16,000.


11. Supplemental Disclosures of Cash Flow Information

The Company made cash payments for interest of $246,000, $189,000, and $239,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, income taxes of $3,500, $0, and $190,000 were paid for the years ended December 31, 1996, 1995 and 1994, respectively.

In the three years ended December 31, 1996, the Company issued Preferred Stock dividends in the amount $108,000, $82,000, and $24,000 in the form of 25,291, 65,417, and 7,949 shares of common stock, respectively.

In  December  1996,  the  entire  $1,000,000  of the  Company's  6%  Convertible
Subordinated Debentures were converted into 363,628 shares of the Company's common stock.


12.  Information Concerning the Company's Principal Activities

A summary of the Company's continuing operations by geographic area for the years ended December 31, is as follows:


                           BARRINGER TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Revenues from operations:
                                             1996              1995               1994
                                             ----              ----               ----
 United States                       $     4,122,000    $    1,867,000     $    1,862,000
 Canada                                    7,887,000         5,110,000          5,593,000
 Europe                                    2,577,000         1,599,000              -
 Eliminations                             (3,663,000)       (2,202,000)        (1,941,000)
                                      ---------------    --------------    ---------------
      Totals                         $    10,923,000    $    6,374,000     $    5,514,000
                                      ===============   ===============    ===============

Income (loss) from continuing operations:
     United States                   $      1,152,000   $   (1,548,000)    $   (2,653,000)
     Canada                                   869,000          270,000             20,000
     Europe                                    38,000          100,000              -
                                     ----------------    --------------     --------------
                                     $      2,059,000   $   (1,178,000)    $   (2,633,000)
                                     ================    ==============    ===============

Identifiable assets:
     United States                   $     16,650,000   $    4,253,000     $    6,400,000
     Canada                                 7,750,000        6,248,000          4,422,000
     Europe                                 1,256,000          696,000             -
     Eliminations                          (8,333,000)      (6,462,000)        (4,030,000)
                                      ----------------   --------------      -------------
          Totals                     $     17,323,000   $    4,735,000     $    6,792,000
                                      ===============    ==============    ==============

Export sales, including sales from Canada to other countries, comprised 53.0% of total revenues and were made primarily to Western Europe, Asia and Central and South America.

A summary of the Company's continuing operations by principal activity for the years ended December 31, 1995 and 1994 is as shown below (in $000's): Starting in 1996 no segment, other than the Instruments segment, was material to the Company's consolidated operations and accordingly, segment reporting is no longer required.


                                                Total        Elimination      Res & Dev      Instruments      Corp & other
1995:

Revenues from operations                     $      6,374                  $     1,052      $     5,250       $         72
                                             ============                  ===========      ===========       ============

Operating income (loss)                      $      (886)                  $      (311)     $       268       $       (843)
                                                                           ============     ===========       ============
Interest expense and other                          (292)
                                             ------------
Loss before income taxes                     $    (1,178)
                                             ============

Depreciation and amortization                $        362                  $        45      $       314       $          3
                                             ============                  ===========      ===========       ============

Capital expenditures                         $        359                  $        10      $       349                  -
                                             ============                  ===========      ===========       ============

Identifiable assets                          $      4,735  $       (6,462) $       275      $     7,589       $      3,333
                                             ============  =============== ===========      ===========       ============



                                                Total        Elimination      Res & Dev      Instruments      Corp & other

1994:

Revenues from operations                     $      5,514                  $       298     $      5,216                  -
                                             ============                  =============== ===============  ===============

Operating income (loss)                      $    (2,469)                  $      (208)    $     (1,075)    $       (1,186)
                                                                           =============== ===============  ===============
Interest expense and other                           (89)
                                             ------------
Loss before income taxes                     $    (2,558)
                                             ============

Depreciation and amortization                $        320                  $         8     $        280     $           32
                                             ============                  ===========     ============     ==============

Capital expenditures                         $      (491)                          -       $       (491)              -
                                             ============                  ===========     =============    ==============

Identifiable assets                          $      5,003  $       (4,030) $      302      $      5,486     $        3,245
                                                           =============== ===========     ============     ==============
Identifiable assets - held for sale                 1,789
                                             ------------
Identifiable assets - per balance sheet      $      6,792
                                             ============


13. Sales to Major Customers

During 1996, the European Passenger Services Ltd accounted for approximately 11% of consolidated revenues of the Company. During 1995, no customer accounted for more than 10% of the consolidated revenues of the Company. During 1994, one customer accounted for approximately 22% of consolidated revenues.


14. Fourth Quarter Adjustments

During the fourth quarter of 1996, the Company recorded a deferred tax benefit related to a decrease in the deferred tax asset valuation allowances of $266,000. During the fourth quarter of 1995, the Company recorded adjustments for estimated losses on inventories and receivables of approximately $450,000 and $200,000, respectively. During the fourth quarter of 1994, the Company recorded adjustments for estimated losses on inventories and receivables of approximately $800,000 and $515,000, respectively.



                           BARRINGER TECHNOLOGIES INC
                        VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31,
                                   SCHEDULE II


                                             Balance -                                                              Balance -
                                           beginning of                                                              end of
                                              period            Addition        Deduction         Recovery           period
                                        ------------------- ----------------- -------------     -------------    --------------
Allowance for doubtful accounts
and sales allowances:

   1996                                       41,000            52,000           30,000                          63,000
   1995                                      539,000           221,000          719,000                          41,000
   1994                                       25,000           526,000           17,000            5,000        539,000


