Form 10QSB
period 1997-03-31
BARRINGER TECHNOLOGIES INC
filed 1997-04-30
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

                                       OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

Commission file number    0-3207


                          Barringer Technologies Inc.
       _________________________________________________________________
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

  Delaware                                             84-0720473
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER  IDENTIFICATION
INCORPORATION OR ORGANIZATION)                NUMBER)

                219 South Street, Murray Hill, New Jersey 07974
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (908) 665-8200
                           (Issuer's telephone number)

               219 South Street, New Providence, New Jersey 07974
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
    --------         -------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common stock, $0.01 par value - outstanding as of April 22, 1997 - 5,437,893 shares

        Transitional Small Business Disclosure Format (check one):
Yes    ; No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                      INDEX
                                                                       Page No.

Part I  o  Financial Information

          - Consolidated Balance Sheets as of March 31, 1997
            (unaudited) and December 31, 1996                               4

          - Consolidated Statements of Income (unaudited)
            for the three months ended March 31, 1997 and 1996              6

          - Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 1997 and 1996              7

          - Notes to Consolidated Financial Statements                      8

          - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

Part II o Other Information                                                13

Signatures                                                                 14

Exhibits                                                                   15

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS








ASSETS                                          March 31,              Dec. 31,
                                                  1997                  1996
                                              (unaudited)

Current assets:
 Cash and cash equivalents                    $3,050,000            $5,276,000
 Marketable securities                         4,876,000             4,328,000
 Trade receivables, less allowances of
     $62,000 and $63,000                       5,070,000             3,521,000
 Inventories                                   2,650,000             2,270,000
 Prepaid expenses and other                      238,000               498,000
 Deferred tax asset                              856,000               731,000
                                              -----------          -----------
     Total current assets                     16,740,000            16,624,000

Property and equipment                           953,000               595,000

Other assets                                      79,000               104,000
                                              -----------           ----------

     Total assets                             $17,772,000           $17,323,000
                                              ===========           ===========




See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND EQUITY                              March 31,      Dec. 31,
                                                      1997             1996
                                                  (unaudited)
Current liabilities:
 Bank indebtedness and other notes               $     -            $174,000
 Accounts payable                                   887,000        1,009,000
 Accrued liabilities                                523,000          648,000
 Accrued payroll and related taxes                  432,000          522,000
                                                 -----------       ---------
    Total current liabilities                      1,842,000       2,353,000

Other non-current liabilities                        118,000         117,000
                                                  -----------      ---------

     Total liabilities                             1,960,000       2,470,000
                                                  -----------      ---------

Shareholders' equity:
   Preferred stock, $2.00 par value, 4,000,000
     shares authorized:
     270,000 shares designated class A convertible
       preferred stock, 58,206 and 60,165 shares
       outstanding less discount of $45,000 and
       $47,000, respectively                          71,000          74,000
     730,000 shares designated class B convertible
       preferred stock, 22,500 and 122,500 shares
       outstanding, respectively                      45,000         245,000
   Common stock, $.01 par value, 7,000,000 shares
     authorized, 5,433,000 and 5,357,000 shares
     outstanding, respectively                        54,000          54,000
 Additional paid-in capital                       29,821,000      29,430,000
 Accumulated deficit                             (13,677,000)    (14,522,000)
 Foreign currency translation                       (489,000)       (415,000)
                                                 ------------    ------------
                                                  15,825,000      14,866,000
 Less: common stock in treasury at cost, 31,000
   shares                                            (13,000)        (13,000)
                                                 ------------    ------------
    Total shareholders' equity                    15,812,000      14,853,000
                                                 ------------    ------------
Total liabilities and equity                     $17,772,000     $17,323,000
                                                 ============    ============




See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                       1997           1996
                                                   ----------     ----------
Revenues from operations                           $3,622,000     $2,354,000
Cost of sales                                       1,461,000      1,236,000
                                                   ----------     ----------
                                                    2,161,000      1,118,000
                                                   ----------     ----------
Operating expenses:
        Selling, general and administrative         1,295,000        809,000
        Product development                           175,000         17,000
                                                   ----------     ----------
                                                    1,470,000        826,000
                                                   ----------     ----------

             Operating income                         691,000        292,000
                                                   ----------     ----------
Other income (expense):
        Interest income                                97,000           -
        Interest expense                               (2,000)       (66,000)
        (Loss) on unconsolidated subsidiary               -          (22,000)
        Other, net                                    (16,000)       (15,000)
                                                   ----------     ----------
                                                       79,000       (103,000)
                                                   ----------     ----------
             Income before income tax
             provision (benefit)                      770,000        189,000
Income tax provision (benefit) (note 2)               (75,000)          -
                                                   ----------     ----------
             Net income for the period                845,000        189,000
Preferred stock dividend requirements                  (3,000)       (12,000)
                                                   ----------     ----------
             Net income attributable to common       $842,000     $  177,000
             shareholders
                                                   ==========     ==========

Per share data (note 3):
   Primary earnings per share                      $     0.14     $     0.05
                                                   ==========     ==========
   Fully diluted earnings per share                $     0.14     $     0.05
                                                   ==========     ==========

Weighted average common and
common equivalent shares outstanding:
   Primary                                          6,080,000      3,479,000
                                                   ==========     ==========
   Fully diluted                                    6,109,000      3,479,000
                                                   ==========     ==========


See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                          1997         1996
                                                       ---------    ----------
OPERATING ACTIVITIES
Net Income                                              $845,000      $189,000
Items not affecting cash:
        Depreciation/amortization                         40,000        54,000
        Loss from unconsolidated Investment                 -           22,000
        Deferred tax (benefit)                         (125,000)          -
        Other                                           (54,000)        95,000
(Increase) in non-cash working capital balances      (2,005,000)      (815,000)
                                                    ------------     ----------
               Cash (used in) operating activities   (1,299,000)      (455,000)
                                                    ------------     ----------
INVESTING ACTIVITIES
Purchase of equipment and other                        (373,000)       (26,000)
Purchase of marketable securities                      (548,000)          -
                                                    ------------     ----------
               Cash (used in) investing activities     (921,000)       (26,000)
                                                    ------------     ----------
FINANCING ACTIVITIES
Increase (reduction) in bank debt and
other                                                  (174,000)        487,000
Proceeds on issuance of securities                      168,000           -
                                                     -----------     ----------
             Cash provided by (used in) financing        (6,000)        487,000
             activities
                                                    ------------     ----------
Increase (decrease) in cash                          (2,226,000)          6,000
Cash at beginning of period                           5,276,000          43,000
                                                    ------------     ----------
Cash at end of period                                 $3,050,000        $49,000
                                                    ============    ===========
CHANGES IN COMPONENTS OF NON-CASH
WORKING CAPITAL BALANCES RELATED TO
CONTINUING OPERATIONS

Receivables                                         $(1,548,000)     $(806,000)
Inventory                                              (380,000)       (34,000)
Other current assets                                     260,000       (14,000)
Other assets                                                   -        27,000
Accounts payable and accrued expenses                  (337,000)        12,000
                                                    -------------   -----------
(Increase) in non-cash working capital balances     $(2,005,000)     $(815,000)
                                                    =============   ===========

Cash paid during the period for interest                  $2,000       $53,000
                                                    =============   ===========
Cash paid during the period for income taxes            $150,000            $0
                                                    =============   ===========

See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1996. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. As a result of the Company's historical trend of losses, a valuation allowance has been provided for a substantial portion of the U.S. and Canadian deferred tax assets. The valuation allowance was reduced by approximately $125,000 for the three months ended March 31, 1997, which created a deferred tax benefit of an equivalent amount. Based on historical results and estimated 1997 earnings, which includes earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income sufficient to reduce additional amounts of the valuation allowance is considered more likely than not.

3. Net income per share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect, if any, of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period-end stock prices for fully diluted basis). Fully diluted income per share is computed assuming the conversion of convertible preferred stock at the beginning of the period or the date of issuance, whichever is later.

4. On February 28, 1997, the Company's Board of Directors granted options to 13 officers, directors and key employees, to acquire 135,500 shares of the Company's common stock at $9.375 per share, which was the fair value of the stock on the date of grant. These grants are subject to shareholder approval.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarter ended March 31, 1997 Compared To Quarter ended March 31, 1996

The following table presents certain income statement items expressed as a percentage of total revenue for the three month periods ended March 31, 1997 and 1996. Percentage of Total Revenue


                                                  Three months ended March 31,
                                                        1997            1996
                                                      -------         -------
  Statement of operations data: (1)
    Revenues from operations........................   100.0           100.0
    Cost of revenues................................    40.3            52.5
    Gross profit....................................    59.7            47.5
    Selling, general and administrative expenses        35.8            34.4
    Product development..............................    4.8             0.7
    Operating income ................................   19.1            12.4
    Other income (expense), net.....................     2.2           (4.4)
    Income tax benefit .............................     2.1               -
    Net income ......................................   23.4             8.0
    Preferred stock dividend requirements...........   (0.1)           (0.5)
    Net income attributable to common                   23.3             7.5
       stockholders.................................
(1) Columns may not foot due to rounding.

     Revenues from operations increased by $1,268,000, or 53.9%, in the three months ended March 31, 1997, as compared to the same period in 1996. Net sales of the IONSCAN(R) and related products increased by approximately $1,763,000, or 104.4%, due to an equal percentage increase in the number of units sold during the first quarter of 1997 as compared to the same quarter in 1996. The increase in IONSCAN(R) sales was due to an approximate 50% increase in unit sales to the aviation security market. Other non-IONSCAN(R) revenues decreased $495,000, or 75%, in the three months ended March 31, 1997 as compared to the same quarter in 1996 primarily due to a drop in revenues from contract research and development. During the first quarter of 1997, the Federal Aviation Administration (FAA) awarded the Company a $700,000 grant for the first phase of the development of an automated luggage explosives detection system. The Company anticipates that substantially all of the revenues under the first phase of this grant will be recognized in 1997.

     Gross profit as a percentage of sales for the three months ended March 31, increased to 59.7% from 47.5% in the same quarter in 1996. The improvement was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN(R) and related products. Increased production levels have resulted in lower material costs, more efficient direct labor costs and less overhead cost absorbed per unit produced.

     Selling, general and administrative expenses increased by approximately $486,000, or 60.1%, for the three months ended March 31, 1997, as compared to the same quarter in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 35.8% for the three months ended March 31, 1997 as compared to 34.4% for the same quarter in 1996. Selling expenses increased by $255,000, or 49.7%, for the three months ended March 31, 1997 as compared to the same quarter in 1996, as a result of increased sales commissions and increased costs associated with an expanding sales effort. General and administrative expenses increased by $231,000 for the three months ended March 31, 1997 as compared to the same quarter in 1996, primarily as a result of increased payroll costs and other expenses associated with building the necessary infrastructure to handle the growth of the business.

     Product development expenses increased by approximately $158,000, or 929%, for the three months ended March 31, 1997, as compared to the same quarter in 1996. The level of product development engaged in by the Company at any time has primarily been a function of the resources, both financial and personnel, that were available. The Company expects to devote more resources to product development and such expenses are expected to increase significantly during the remainder of 1997, as compared to 1996.

     In the three months ended March 31, 1997, the Company earned investment income of $97,000.

     In the three months ended March 31, 1997, the Company had interest expense of $2,000 as compared to $66,000 for the same quarter in 1996. Substantially all of the Company's debt was repaid in late 1996 with a portion of the proceeds of the public offering completed in late 1996.

     In the three months ended March 31, 1996, the Company had income from its investment in an unconsolidated subsidiary, which it disposed of in its entirety in December 1996.

     For the three months ended March 31, 1997, the Company had a net tax benefit of $75,000 primarily due to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of both US and Canadian tax loss carryforwards caused primarily by improved operating results in Canada and the United States. Management anticipates that further deferred tax benefits will be recognized in 1997.

Capital Resources and Liquidity

     Although the Company generated net income of $845,000 for the three months ended March 31, 1997, the Company used $1,299,000 of cash in operations during such period as a result of the need for working capital to support higher levels of accounts receivable and inventory. During the three months ended March 31, 1997, accounts receivable increased by $1,549,000 to $5,070,000. The increase was primarily the result of the Company having provided extended payment terms for sales made in the fourth quarter of 1996. Additionally, essentially all of the sales for the quarter ended March 31, 1997, were transacted in March 1997. Inventories increased by $380,000 to $2,650,000 at March 31, 1997, as a result of increased purchases of materials in anticipation of a 50% increase in production expected to occur in the second quarter of 1997 compared to the first quarter of 1997. However, as a result of the net proceeds of approximately $10,400,000 from the Company's recent public offering and the Company's improved profitability, management believes that the Company will have sufficient cash to fund its working capital requirements and to execute its growth plans through 1998.

     The Company's capital expenditures for the three months ended March 31, 1997 aggregated approximately $373,000. Such expenditures consisted primarily of software upgrades to various manufacturing information systems, computer hardware modernization relating to the Company's network system and the acquisition of additional equipment. The Company anticipates that total capital expenditures will be approximately $200,000 for the remainder of 1997, substantially all of which will relate to equipment.

     The Company has substantial tax loss and research and development tax credit carryforwards to offset future tax liabilities in the United States.

Inflation

     Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

Recent Pronouncements of the Financial Accounting Standards Board

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB 128), which establishes standards for computing and presenting earnings per share.
FASB 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted.

     Basic and diluted earnings per share using this standard would have been $0.16 and $0.14, respectively for the three months ended March 31, 1997, and $0.05 and $0.05, respectively, for the three months ended March 31, 1996.

Disclosure Regarding Forward Looking Statements

     This Form 10-QSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, the anticipated development and growth of markets for products of the Company, the anticipated growth in the demand for the Company's products, the Company's opportunities to increase sales the development of new IONSCAN(R) products, the probability of the Company's success in the sales of its IONSCAN(R) products and liquidity and capital requirements.

     Forward-looking   statements   are   inherently   subject   to  risks   and
uncertainties, many of which can not be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the development and growth of markets for the Company's products, the Company's dependence on and the effect of governmental regulations on demand for the Company's products, the impact of both foreign and domestic governmental budgeting decisions and the timing of governmental expenditures, the reliance of the Company on its IONSCAN(R) products, and the dependence of the Company on its ability to successfully develop and market new product applications, the effects of competition, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Certain of the factors summarized above are described in more detail in the Company's Registration Statement on Form SB-2 (File no. 333-13703) and the Company's 1996 Annual Report on Form 10-KSB and reference is hereby made thereto for additional information with respect to the matters referenced above.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

   3.1A The Company's Certificate of Incorporation, as amended is Incorporated by reference to the identically numbered exhibit to the Registrant's Registration Statement on Form S-1, File No. 33-31626.

   3.2A By-laws of the Company is Incorporated by reference to the identically numbered exhibit to the Registrant's Form 8-K, filed on December 27, 1995, file No. 0-3207.

   11    Earnings per share exhibit

   27    Financial Data Schedule


(b) Reports on Form 8-K

          None

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


                      BARRINGER TECHNOLOGIES INC.
                      (Registrant)

                      /s/ Stanley S. Binder
                      Stanley S. Binder
                      President,

                      /s/ Richard S. Rosenfeld
                      Richard S. Rosenfeld, Chief Financial Officer (Principal Accounting Officer)


                      Date: April 28, 1997

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS


             Exhibit Number

             11  Earnings Per Share

             27  Financial Data Schedule