Form 10QSB
period 1997-06-30
BARRINGER TECHNOLOGIES INC
filed 1997-08-14
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to _______________

Commission file number    0-3207

                           Barringer Technologies Inc.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Delaware                                         84-0720473
(STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER IDENTIFICATION
 INCORPORATION)                                    NUMBER)

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

Common stock, $0.01 par value - outstanding as of August 8, 1997 - 5,475,179 shares

      Transitional Small Business Disclosure Format (check one): Yes ; No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES




                                      INDEX


                                                                     Page No.
Part I  Financial Information
   Item 1. Financial Statements
           - Consolidated Balance Sheets as of June 30, 1997
             (unaudited) and December 31, 1996                           3
           - Consolidated  Statements of Operations (unaudited)
             for the three months and six months ended
             June 30, 1997 and 1996                                      5
           - Consolidated  Statements of Cash Flows (unaudited)
             for the three months and six months ended June 30,
             1997 and 1996                                               6
           - Notes to Consolidated Financial Statements                  7
   Item 2. Management's Discussion and Analysis                          8

Part II  Other Information:
   Item 4. Submission of Matters to a Vote of Security Holders          13
   Item 6. Exhibits and Reports on Form 8-K                             14

Signatures                                                              15

Exhibits                                                                16

Item 1.   Financial Statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                         June 30,                Dec. 31,
                                                1997                    1996
                                              (unaudited)

Current assets:
 Cash and cash equivalents                     $3,896,000            $5,276,000
 Marketable securities                          4,055,000             4,328,000
 Trade receivables, less allowances
 of $157,000 and $63,000                       6,352,000              3,521,000
 Inventories                                    3,424,000             2,270,000
 Prepaid expenses and other                       495,000               498,000
 Deferred tax asset                             1,031,000               731,000
                                            -------------             ---------
     Total current assets                      19,253,000            16,624,000

Machinery and equipment, net                    1,066,000               595,000

Other assets                                       66,000               104,000
                                            -------------            ----------

     Total assets                             $20,385,000           $17,323,000
                                            =============           ===========






                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND EQUITY                           June 30,               Dec. 31,
                                                  1997                   1996
                                               (unaudited)
Current liabilities:
 Notes payable                                $       -              $  174,000
 Accounts payable                               1,266,000             1,009,000
 Accrued liabilities                              717,000               536,000
 Accrued commissions                              446,000               112,000
 Accrued payroll and related taxes                410,000               522,000
                                              -----------             ----------
    Total current liabilities                   2,839,000             2,353,000

Other non-current liabilities                     121,000               117,000
                                              -----------             ----------

     Total liabilities                          2,960,000             2,470,000
                                              -----------             ----------

Stockholders' equity (note 5):
   Preferred stock, $2.00 par value, 4,000,000
      shares authorized:
      270,000 shares designated class A
         convertible preferred stock, 58,206 and
         60,165 shares outstanding less discount
         of $45,000 and $47,000, respectively      71,000                74,000
      730,000 shares designated class  B
         convertible preferred stock, 22,500 and
         122,500 shares outstanding, respectively  45,000               245,000
   Common stock, $.01 par value, 20,000,000
      and 7,000,000 shares authorized,
      respectively, 5,470,000 and 5,357,000
      shares outstanding, respectively             55,000                54,000
 Additional paid-in capital                    29,952,000            29,430,000
 Accumulated deficit                          (12,268,000)          (14,522,000)
 Foreign currency translation                    (417,000)             (415,000)
 Treasury stock, at cost, 31,000 shares           (13,000)              (13,000)
                                               -----------          ------------
    Total shareholders' equity                 17,425,000            14,853,000
                                               ----------          ------------
Total liabilities and equity                  $20,385,000           $17,323,000
                                         ================         ==============




                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           (IN THOUSANDS) (UNAUDITED)



                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                       ----------------------------      ----------------------------
                                                             1997          1996              1997           1996
                                                       ------------- --------------      ------------ ---------------
Revenues                                                   $5,816         $2,658            $9,438          $5,012
Cost of revenues                                            2,494          1,411             3,955           2,647
                                                     ------------- --------------      ------------ ---------------
        Gross profit                                        3,322          1,247             5,483           2,365
                                                     ------------- --------------      ------------ ---------------
Operating expenses:
        Selling, general and administrative                 1,905            832             3,200           1,641
        Product development                                   163             40               338              57
                                                     ------------- --------------      ------------ ---------------
                                                            2,068            872             3,538           1,698
                                                     ------------- --------------      ------------ ---------------
               Operating income                             1,254            375             1,945             667
                                                     ------------- --------------      ------------ ---------------
Other income (expense):
        Investment income                                     115             42               212              42
        Interest expense                                      (3)           (64)               (5)           (130)
        Equity in earnings of Labco                             -             42                 -              20
        Other, net                                            (7)           (20)              (23)            (35)
                                                     ------------- --------------      ------------ ---------------
                                                              105              0               184           (103)
                                                     ------------- --------------      ------------ ---------------
               Income before income tax (benefit)           1,359            375             2,129             564
Income tax benefit (provision)                                 56              -               131               -
                                                     ------------- --------------      ------------ ---------------
               Net income for the period                    1,415            375             2,260             564
Preferred stock dividends                                     (3)           (12)               (6)            (24)
                                                     ------------- --------------      ------------ ---------------
               Net  income  attributable  to common        $1,412           $363            $2,254            $540
               stockholders
                                                     ============= ==============      ============ ===============
Primary per common share data (note 3):
   Primary earnings per common share                  $      0.22  $        0.10       $      0.36  $         0.16
                                                     ============= ==============      ============ ===============
   Fully diluted earnings per common share            $      0.22  $        0.10       $      0.35  $         0.15
                                                     ============= ==============      ============ ===============
Weighted average common and common equivalent
shares outstanding:
   Primary                                                  6,297          3,489             6,176           3,483
                                                     ============= ==============      ============ ===============
   Fully diluted                                            6,418          3,489             6,388           3,854
                                                     ============= ==============      ============ ===============




                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                Three Months                  Six Months
                                                                Ended June 30,               Ended June 30,
                                                         ------------- -----------     ------------- --------------
    OPERATING ACTIVITIES                                     1997         1996             1997          1996
                                                         ------------- -----------     ------------- --------------
    Net Income                                              $1,415        $375            $2,260           $564
    Items not affecting cash:
         Depreciation/amortization                              40          21                80             75
         Deferred tax (benefit)                               (175)          -              (300)             -
         Receivable reserve                                     94                            94
         Income from unconsolidated investment                   -         (42)                -             (20)
         Other                                                  41         (76)              (13)             19
    (Increase) in non-cash working capital balances         (1,411)       (268)           (3,416)         (1,083)
                                                         ---------- -----------       -----------      ----------
             Cash   provided  by  (used  in)  operating          4          10            (1,295)           (445)
             activities                                  ---------- -----------       -----------      ----------
    INVESTING ACTIVITIES
    Purchase of equipment and other                           (140)        (21)             (513)            (47)
    Sale of marketable securities                              821                           273              -
    Increase in investment in operation held for sale
                                                                -          (21)               -              (21)
                                                         ---------- -----------       -----------     -----------
             Cash   provided  by  (used  in)  investing        681         (42)             (240)            (68)
             activities
                                                         ---------- -----------       -----------     -----------
    FINANCING ACTIVITIES
    Proceeds on sale of securities and other                    96           -               264              -
    Repayment of stockholder loan                               71                            71
    Payment of dividends on preferred stock                     (6)                           (6)
    Increase (reduction) in bank debt and                        -           -              (174)            487
    other
                                                         ---------- -----------       -----------     -----------
             Cash provided by financing activities             161           0               155             487
                                                         ---------- -----------       -----------     -----------
    Increase (decrease) in cash                                846        (32)            (1,380)            (26)
    Cash at beginning of period                              3,050         49              5,276              43
                                                         ---------- -----------       -----------     -----------
    Cash at end of period                                 $  3,896   $     17         $    3,896       $       17
                                                         ========== ===========       ===========     ===========


    CHANGES  IN  COMPONENTS  OF  NON-CASH
    WORKING  CAPITAL  BALANCES  RELATED TO
    CONTINUING OPERATIONS
    Receivables                                            $(1,377)  $   (319)        $  (2,925)       $  (1,125)
    Inventory                                                 (774)         3            (1,154)             (31)
    Other current assets                                      (257)       (12)                3              (26)
    Other assets                                                -         (27)                -                -
    Accounts payable and accrued liabilities                   997         87               660               99
                                                           --------- -----------     ----------       ----------
    (Increase) in non-cash working capital balances        $(1,411)  $   (268)       $  (3,416)        $  (1,083)
                                                           ========= ===========     ==========       ===========
    Cash paid during the period for interest                   -     $     54        $       2         $     107
                                                           ========= ===========     ==========        ==========
    Cash paid during the period for income taxes           $     8   $      0        $     158         $       0
                                                           ========= ===========     ==========        =========


                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1997 and the results of its operations and its cash flows for the three months and six months ended June 30, 1997 and 1996, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1996. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. As a result of the Company's historical trend of losses, a valuation allowance has been provided for a substantial portion of the deferred tax assets. At December 31, 1996, the net deferred tax asset of $731,000, included approximately $525,000 and $206,000 related to the Company's Canadian and U.S. operations, respectively. At June 30, 1997, the net deferred tax asset of $1,031,000 included approximately $525,000 and $506,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1997 and 1998 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.

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

4. On February 28, 1997, the Company's Board of Directors granted options to 13 officers, directors and key employees, to acquire 135,500 shares of the Company's common stock at $9.375 per share, which was the fair value of the stock on the date of grant. On April 15, 1997, the Company's Board of Directors granted an option to 1 key employee, to acquire 5,000 shares of the Company's common stock at $11.25 per share, which was the fair value of the stock on the date of grant. In addition, on May 13, 1997, pursuant to the terms of the Company's Independent Director Plan, options to acquire 12,000 shares of the Company's common stock at $13.875 per share, which was the fair value of the stock on the date of grant, were issued to the Company's independent directors.

5. SUBSEQUENT EVENT - On August 7, 1997, the Company filed with the Securities and Exchange Commission a registration statement relating to a proposed underwritten public offering by the Company of 2,000,000 shares of its Common Stock.

Item 2.   Management's Discussion and Analysis

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following table sets forth certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the periods indicated.

                             Percentage of Revenues


                                                                 Three months ended    Six months ended
                                                                    June 30,                June 30,
                                                                  1997      1996        1997      1996
                                                                 -----      ----       ----      -----
              Statement of operations data:
              Revenues........................................   100.0      100.0      100.0     100.0
              Cost of revenues................................    42.9       53.1       41.9      52.8
                                                                -------- ---------- ---------- ---------
              Gross profit....................................    57.1       46.9       58.1      47.2
              Selling, general and administrative expenses        32.8       31.3       33.9      32.8
              Product development.............................     2.8        1.5        3.6       1.1
                                                                -------- ---------- ---------- ---------
              Operating income ...............................    21.5       14.1       20.6      13.3
              Other income (expense), net.....................     1.8        0.0        1.9     (2.1)
              Income tax benefit .............................     1.0          -        1.4         -
                                                                -------- ---------  ---------- ---------
              Net income .....................................    24.3       14.1       23.9      11.2
              Preferred stock dividend requirements...........    (0.1)      (0.5)      (0.1)     (0.5)
                                                                -------- ---------  ---------- ---------
              Net income attributable to common                   24.2       13.6       23.8      10.7
                 stockholders.................................
                                                               ========= =========  ========== =========


Comparison of the Three-Month Period Ended June 30, 1997 to the Three-Month Period Ended June 30, 1996

     Revenues. For the three months ended June 30, 1997, revenues increased by $3.2 million, or 119%, to $5.8 million from $2.7 million in the comparable period ended June 30, 1996. Sales of IONSCAN(R)s and related products increased by $3.4 million, or 158%, due to an increase of 224% in the number of units sold, offset in part by a decline in average unit selling price. The increase in unit sales was due to significant IONSCAN(R) sales to the aviation security sector, primarily to the FAA, and, to a lesser extent, increased sales in other markets. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which typically are at lower unit prices than sales to other customers. Sales of specialty instruments decreased by approximately $350,000, or 84.5%, in the three months ended June 30, 1997 as compared to the same period in 1996, principally due to the completion of a heavy water analyzer contract, which was awarded to the Company in mid-1995 and completed in the first half of 1996.

Revenues derived from funded research and development increased by approximately $96,000, or 114%, in the three months ended June 30, 1997 as compared to the same period in 1996. Funded research revenues increased as the Company commenced work on an FAA contract, awarded in April 1997. As sales of its IONSCAN(R)s have increased, the Company has placed less emphasis on marketing of specialty instruments and contract research and development. As a result, management anticipates that revenues from those activities will become increasingly less important to the Company's overall results of operations.

     Gross Profit. For the three months ended June 30, 1997, gross profit increased by $2.1 million, or 166%, to $3.3 million from $1.2 million in the comparable 1996 period. As a percentage of revenues, gross profit increased to 57.1% in the 1997 period from 46.9% in the comparable 1996 period. The improvement was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN(R), offset in part by lower margins on sales to U.S. government agencies. In addition, the Company has been able to reduce its cost of materials as a result of higher volume purchases.

     Selling, General and Administrative. For the three months ended June 30, 1997, selling, general and administrative expenses increased by $1.1 million, or 129%, to $1.9 million from $832,000 in the comparable 1996 period. Selling and marketing expenses increased by approximately $751,000, of which $687,000 was due to increased sales commissions attributable to a larger percentage of sales originating through independent sales agents and distributors during the period. The remaining increase was attributable to the addition of sales and service personnel and related costs to handle increased business volume. General and administrative expenses increased by $322,000, primarily as a result of increased payroll and related costs and increased professional and consulting costs. As a percentage of revenues, selling, general and administrative expenses increased to 32.8% in the 1997 period from 31.3% in the comparable 1996 period.

     Product Development. For the three months ended June 30, 1997, product development expenses increased by $123,000, or 308%, to $163,000 from $40,000 in the comparable 1996 period. As a percentage of revenues, product development expenses increased to 2.8% (5.9% when combined with funded research and development) in the 1997 period from 1.5% (4.7% when combined with funded research and development) in the comparable 1996 period as a result of a higher level of internally funded new product development activity. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Other Income and Expense. For the three months ended June 30, 1997, interest expense decreased by $61,000, or 95.3%, to $3,000 from $64,000 in the comparable 1996 period as a result of the repayment of indebtedness out of the net proceeds of the Company's November 1996 public offering.

     Investment income for the three months ended June 30, 1997 was $115,000 as compared to $42,000 for the same period in 1996, primarily as a result of the investment of a portion of the net proceeds from the Company's November 1996 public offering. In the three months ended June 30, 1996, the Company recorded $42,000 of gains recognized on trading securities held for Canadian pension funding purposes.

     Income Taxes. In the three-month period ended June 30, 1997, the Company had a net tax benefit of $56,000, composed of current foreign taxes of $119,000, offset by a $175,000 net deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of both U.S. and Canadian tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in 1997.

Comparison of the Six-Month Period Ended June 30, 1997 to the Six-Month Period Ended June 30, 1996

     Revenues. For the six months ended June 30, 1997, revenues increased by $4.4 million, or 88.3%, to $9.4 million from $5.0 million in the comparable period ended June 30, 1996. Sales of IONSCAN(R)s and related products increased by $5.2 million, or 135%, due to an increase of 167% in the number of units sold, offset in part by a decline in average unit selling price. The increase in unit sales was due to significant IONSCAN(R) sales to the aviation security sector, primarily to the FAA, and, to a lesser extent, increased sales in other markets. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which typically are at lower unit prices than sales to other customers. Sales of specialty instruments decreased by approximately $523,000, or 83.9%, in the six months ended June 30, 1997 as compared to the same period in 1996, principally due to the completion of a heavy water analyzer contract, which was awarded to the Company in mid-1995 and completed in the first half of 1996. Revenues derived from funded research and development decreased by approximately $227,000, or 42.0%, in the six months ended June 30, 1997 as compared to the same period in 1996. Funded research revenues declined as the Company redirected its research and development resources to product application and development and in support of increased production. As sales of its IONSCAN(R)s have increased, the Company has placed less emphasis on marketing of specialty instruments and contract research and development. As a result, management anticipates that revenues from those activities will become increasingly less important to the Company's overall results of operations.

     Gross Profit. For the six months ended June 30, 1997, gross profit increased by $3.1 million, or 132%, to $5.5 million from $2.4 million in the comparable 1996 period. As a percentage of revenues, gross profit increased to 58.1% in the 1997 period from 47.2% in the comparable 1996 period. The improvement was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN(R), offset in part by lower margins on sales to U.S. government agencies. In addition, the Company has been able to reduce its cost of materials as a result of higher volume purchases.

     Selling, General and Administrative. For the six months ended June 30, 1997, selling, general and administrative expenses increased by $1.6 million, or 95.0%, to $3.2 million from $1.6 million in the comparable 1996 period. Selling and marketing expenses increased by approximately $1.0 million, of which $687,000 was due to increased sales commissions attributable to a larger percentage of sales originating through independent sales agents and distributors during the period. The remaining increase was attributable to the addition of sales and service personnel and related costs to handle increased business volume. General and administrative expenses increased by $553,000, primarily as a result of increased payroll and related costs and increased professional and consulting costs. As a percentage of revenues, selling, general and administrative expenses increased to 33.9% in the 1997 period from 32.8% in the comparable 1996 period.

     Product Development. For the six months ended June 30, 1997, product development expenses increased by $281,000, or 493%, to $338,000 from $57,000 in the comparable 1996 period. As a percentage of revenues, product development expenses increased to 3.6% (6.9% when combined with funded research and development) in the 1997 period from 1.1% (11.9% when combined with funded research and development) in the comparable 1996 period as a result of a higher level of internally funded new product development activity. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Other Income and Expense. For the six months ended June 30, 1997, interest expense decreased by $125,000, or 96.2%, to $5,000 from $130,000 in the comparable 1996 period as a result of the repayment of indebtedness out of the net proceeds of the Company's November 1996 public offering.

     Investment income for the six months ended June 30, 1997 was $212,000 as compared to $42,000 for the same period in 1996, primarily as a result of the investment of a portion of the net proceeds from the Company's November 1996 public offering. In the six months ended June 30, 1996, the Company recorded $42,000 of gains recognized on trading securities held for Canadian pension funding purposes.

     Income Taxes. In the six-month period ended June 30, 1997, the Company had a net tax benefit of $131,000, composed of current foreign taxes of $291,000, offset by a $422,000 net deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of both U.S. and Canadian tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in 1997.

Liquidity and Capital Resources

     During 1995 and 1996, the Company used the net proceeds of private and public sales of securities to fund a portion of its cash flow needs. Since January 1, 1995, the Company has raised approximately $2.0 million from the private sales of warrants, convertible debentures and Common Stock. During 1995 and 1996, the Company also financed a portion of its working capital needs through the sale of its remaining interest in Barringer Laboratories Inc. ("Labco"), pursuant to which the Company received $874,000. In November 1996, the Company completed a public offering of its Common Stock and Common Stock Purchase Warrants, resulting in net proceeds of $10.4 million. A portion of the net proceeds of that offering was used to repay the Company's long-term indebtedness.

     Cash used in operations was $1.3 million for the six months ended June 30, 1997 as compared to $445,000 in the same period in 1996. However, for the three months ended June 30, 1997, the Company generated cash from operations of $4,000 as compared to $10,000 in the same period in 1996. Cash used in the first six months of 1997 resulted primarily from a significant increase in accounts receivable and inventories, which more than offset net income of $2.3 million. Accounts receivable increased as a result of higher sales, particularly during the month of June. Inventories also increased substantially as the Company acquired the materials necessary to support increased IONSCAN(R) production during the second half of 1997. Cash used in operating activities during 1996 resulted primarily from increases in accounts receivable and inventory, which more than offset net income of $564,000 for the same period in 1996.

     Net cash used in investing activities was $240,000 for the first six months of 1997 and $68,000 for the same period in 1996. Cash used in investing activities during the first half of 1997 resulted primarily from capital expenditures of $513,000, offset in part by the sale of investments. Cash used in investing activities during the same period in 1996 resulted primarily from capital expenditures of $47,000 and an additional investment in Labco of $21,000.

     Cash provided by financing activities was $155,000 for the first six months of 1997 and $487,000 for the same period in 1996. Cash provided by financing activities during the first six months of 1997 resulted primarily from the net proceeds of certain option and warrant exercises, offset in part by the repayment of indebtedness. Cash provided by financing activities in the same period in 1996 resulted from an increase in indebtedness.

     The Company's capital expenditures for the six months ended June 30, 1997 aggregated $513,000. Such expenditures consisted primarily of software upgrades to various manufacturing information systems, computer hardware modernization relating to the Company's network system and the acquisition of additional equipment. The Company anticipates that total capital expenditures will be approximately $500,000 for the remainder of 1997, substantially all of which will relate to equipment. Also, the Company believes that it will require approximately $1.0 million in additional investment in tooling, equipment, fixtures and facility to meet its anticipated production levels for 1998.

     The Company has substantial tax loss carryforwards to offset future tax liabilities in the U.S.

Inflation

     Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

Recent Pronouncements of the Financial Accounting Standards Board

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted.

     Basic and diluted earnings per share using this standard would have been $0.26 and $0.22 and $0.42 and $0.35, respectively, for the three months and six months ended June 30, 1997, respectively, and $0.10 and $0.10 and $0.16 and $0.15, respectively, for the three months and six months ended June 30, 1996, respectively.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires disclosure of reportable operating segments and will be effective for financial statements issued for fiscal years beginning after December 31, 1997. The Company will be reviewing this pronouncement to determine its applicability to the Company, if any.

Disclosure Regarding Forward-Looking Statements

     This Form 10-QSB contains forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, the anticipated growth in the demand for the Company's products, the Company's opportunities to increase sales through, among other things the development of new applications and markets for the IONSCAN(R), the development of new products, the probability of the Company's success in the sales of IONSCAN(R)s in current and future markets and liquidity and capital requirements.

     Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the Company's dependence on and the effect of governmental regulations and procurement policies on demand for the Company's products, the Company's dependence on large orders and customer concentrations, the reliance of the Company on its IONSCAN(R) products, the dependence of the Company on its ability to successfully develop and market new product applications, risks related to the limited proprietary rights contained in the IONSCAN(R), risks related to potential fluctuations in operating results, the effects of competition, risks related to the Company's lengthy sales cycle, risks related to international business operations, including potential changes in foreign regulations and fluctuations in exchange rates, the Company's dependence on a limited number of suppliers, the Company's ability to manage its growth, the Company's past cash constraints, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Certain of the factors summarized above are described in more detail in the Company's Registration Statement on Form SB-2 (File no. 333-33129) and the Company's 1996 Annual Report on Form 10-KSB and reference is hereby made thereto for additional information with respect to the matters referenced above.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES



Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

         (a) The 1997 Annual Meeting of Stockholders of the Company was held on May 13, 1997.

         (b) Not applicable

         (c) The results of the voting at the Annual Meeting of Stockholders was as follows:

             1) Election of Directors

                 Nominee                                         For                           Withheld
                 -------                                         --------                      ---------
                 Stanley S. Binder                            4,086,308                        1,359,170
                 John H. Davies                               4,086,308                        1,359,170
                 John J. Harte                                4,086,308                        1,359,170
                 Richard D. Condon                            4,086,308                        1,359,170
                 John D. Abernathy                            4,086,308                        1,359,070
                 James C. McGrath                             4,086,308                        1,359,070

         2) Amendment to the Certificate of Incorporation to increase the authorized shares of the Company's Common Stock, par value $0.01 per share, from 7,000,000 to 20,000,000

         FOR: 3,869,994; AGAINST: 203,757; ABSTAIN: 17,750; NOT-VOTED: 1,371,730

         3) Adoption of the Company's proposed 1997 Stock Compensation Program:

         FOR: 1,591,003; AGAINST: 427,270; ABSTAIN: 27,156; NOT-VOTED: 3,417,802

         4) Ratification of appointment of BDO Seidman, LLP as independent auditors of the Company's 1997 financial statements

         FOR: 3,860,123; AGAINST: 11,700; ABSTAIN: 13,794; NOT-VOTED: 1,577,434

     ITEM 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

     3.1 The Company's Certificate of Incorporation, as amended (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-33129 ) and incorporated herein by reference).

     3.2 By-laws of the Company (previously filed Exhibit 3.2A to the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1994 (File No. 0-3207) and incorporated herein by reference).

     10.1 1997 Stock Compensation Program (previously filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (file No. 333-33129) and incorporated herein by reference).

     10.2 Letter Agreement, dated July 25, 1997, by and between Barringer Research Ltd. And Her Majesty the Queen in Right of Canada, as Represented by the Minutes of National Revenue (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

     11.1 Earnings Per Share

     27.1 Financial Data Schedule.


           (b) Reports on Form 8-K

                 None

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BARRINGER TECHNOLOGIES INC.
(Registrant)



/S/ STANLEY S. BINDER
Stanley S. Binder, President



/S/ RICHARD S. ROSENFELD
Richard S. Rosenfeld, Chief Financial Officer
(Principal Accounting Officer)



Date: August 12, 1997

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS



Exhibit Number       Page No.


     11.1        Earnings Per Share
     27.1        Financial Data Schedule