Form 10QSB
period 1997-09-30
BARRINGER TECHNOLOGIES INC
filed 1997-11-06
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                       OR
____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, $0.01 par value - outstanding as of October 22, 1997 - 5,492,429 shares

      Transitional Small Business Disclosure Format (check one): Yes ; No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES




                                      INDEX




                                                                   Page No.
Part I   Financial Information

   Item 1. Financial Statements
           - Consolidated Balance Sheets as of
             September 30, 1997 (unaudited) and
             December 31, 1996                                          3
           - Consolidated Statements of Operations (unaudited)
             for the three months and nine months ended
             September 30, 1997 and 1996                                5
           - Consolidated Statements of Cash Flows (unaudited)
             for the three months and nine months ended
             September 30, 1997 and 1996                                6
           - Notes to Consolidated Financial Statements                 7

   Item 2. Management's Discussion and Analysis                         8

Part II  Other Information:
   Item 6. Exhibits and Reports on Form 8-K                             13

Signatures                                                              14

Exhibits                                                                15

Item 1.   Financial Statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                     September 30,            December 31,
                                               1997                    1996
                                            (unaudited)

Current assets:
 Cash and cash equivalents                   $5,097,000              $5,276,000
 Marketable securities                        3,500,000               4,328,000
 Trade receivables, less allowances of
  $185,000 and $63,000                        6,935,000               3,521,000
 Inventories                                  3,177,000               2,270,000
 Prepaid expenses and other                     549,000                 498,000
 Deferred tax asset                           1,206,000                 731,000
                                          -------------             ------------
     Total current assets                    20,464,000              16,624,000

Machinery and equipment, net                  1,368,000                 595,000

Other assets                                     65,000                 104,000
                                         --------------           --------------

     Total assets                           $21,897,000             $17,323,000
                                         ==============          ===============

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY         September 30,          December 31,
                                                 1997                   1996
                                             (unaudited)
Current liabilities:
 Notes payable                               $     -                   $174,000
 Accounts payable                                944,000              1,009,000
 Accrued liabilities                             753,000                536,000
 Accrued commissions                              38,000                112,000
 Accrued payroll and related taxes               815,000                522,000
                                             -----------            ------------
    Total current liabilities                  2,550,000              2,353,000

Other non-current liabilities                    123,000                117,000
                                            ------------            ------------

     Total liabilities                         2,673,000              2,470,000
                                             -----------            ------------

Stockholders' equity (note 5):
   Preferred stock, $2.00 par value, 4,000,000
      shares authorized:
      270,000 shares designated class A
         convertible preferred stock, 45,146 and
         60,165 shares outstanding less discount
         of $35,000 and $47,000, respectively     55,000                 74,000
      730,000 shares designated class  B
         convertible preferred stock, 22,500 and
         122,500 shares outstanding, respectively 45,000                245,000
   Common stock, $.01 par value, 20,000,000
      and 7,000,000 shares authorized,
      respectively, 5,492,000 and 5,357,000
      shares outstanding, respectively            55,000                 54,000
 Additional paid-in capital                   30,148,000             29,430,000
 Accumulated deficit                         (10,711,000)           (14,522,000)
 Foreign currency translation                   (355,000)              (415,000)
 Treasury stock, at cost, 31,000 shares          (13,000)               (13,000)
                                            -------------           ------------
    Total stockholders' equity                19,224,000            14,853,000
                                            -------------           ------------
Total liabilities and stockholder's equity   $21,897,000           $17,323,000
                                            =============          =============


                 See notes to consolidated financial statements.



                                                     BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      (UNAUDITED)


                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                             1997          1996            1997              1996
                                                     ------------- --------------      ------------ ---------------
Revenues                                                   $5,905         $2,340           $15,343          $7,352
Cost of revenues                                            2,729          1,002             6,684           3,648
                                                     ------------- --------------      ------------ ---------------
        Gross profit                                        3,176          1,338             8,659           3,704
                                                     ------------- --------------      ------------ ---------------
Operating expenses:
        Selling, general and administrative                 1,668            919             4,868           2,560
        Product development                                   164             34               502              91
                                                     ------------- --------------      ------------ ---------------
                                                            1,832            953             5,370           2,651
                                                     ------------- --------------      ------------ ---------------
             Operating income                               1,344            385             3,289           1,053
                                                     ------------- --------------      ------------ ---------------
Other income (expense):
        Investment income                                      99              4               311              46
        Interest expense                                      (4)           (56)               (9)           (186)
        Equity in earnings of Labco                             -             97                 -             117
        Other, net                                            (7)           (12)              (30)            (47)
                                                     ------------- --------------      ------------ ---------------
                                                               88             33               272            (70)
                                                     ------------- --------------      ------------ ---------------
             Income before income tax benefit               1,432            418             3,561             983
Income tax benefit                                            125            125               256             125
                                                     ------------- --------------      ------------ ---------------
             Net income                                     1,557            543             3,817           1,108
Preferred stock dividend requirements                         (3)           (11)               (9)            (35)
                                                     ------------- --------------      ------------ ---------------
             Net income attributable to common             $1,554           $532            $3,808          $1,073
             stockholders
                                                     ============= ==============      ============ ===============
Earnings per common share data (note 3):
   Primary earnings per common share                 $       0.24  $        0.13       $      0.61  $         0.28
                                                     ============= ==============      ============ ===============
   Fully diluted earnings per common share           $       0.24  $        0.12       $      0.61  $         0.26
                                                     ============= ==============      ============ ===============
Weighted average common and common
   equivalent shares outstanding:
   Primary                                                  6,366          4,164             6,244           3,898
                                                     ============= ==============      ============ ===============
   Fully diluted                                            6,389          4,619             6,268           4,391
                                                     ============= ==============      ============ ===============




                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)


                                                                  Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                            -------------------------------   ----------------------------
    OPERATING ACTIVITIES                                         1997         1996                1997            1996
                                                             ------------- -----------        ------------- --------------
    Net Income                                                 $1,557         $543              $3,817           $1,108
    Items not affecting cash:
         Depreciation and amortization                             40           90                 120              165
         Deferred tax benefit                                   (175)         (160)               (475)            (160)
         Receivable reserve                                        65            -                 159              -
         Income from unconsolidated investment                      -          (97)                 -              (117)
         Other                                                     86           19                  73               37
    Increase in non-cash working capital balances                (443)        (526)             (3,859)          (1,609)
                                                            ------------- -----------        -----------     ------------
             Cash provided by (used in) operating               1,130         (131)               (165)            (576)
             activities
                                                            ------------- -----------        -----------     ------------
   INVESTING ACTIVITIES
    Purchase of equipment and other                              (642)         (38)             (1,155)             (85)
    Sale of marketable securities                                 555            -                 828               -
    Decrease in investment in operation held for sale
                                                                    -           21                 -                 -
                                                           ------------- -----------        -----------      -----------
             Cash (used in) investing activities                  (87)         (17)              (327)              (85)
                                                         -------------   -----------        -----------      -----------
    FINANCING ACTIVITIES
    Proceeds on sale of securities and other                      158        1,000                422             1,000
    Repayment of 121/2% debentures                                  -         (300)                 -              (300)
    Repayment of stockholder loan                                   -            -                 71                -
    Payment of dividends on preferred stock                         -            -                 (6)               -
    Increase (reduction) in bank debt and                           -         (371)              (174)              116
    other
                                                         -------------   -----------       -----------      -----------
             Cash provided by financing activities                158          329                313               816
                                                         -------------   -----------       -----------      -----------
    Increase (decrease) in cash and equivalents                 1,201          181               (179)              155
    Cash and equivalents at beginning of period                 3,896           17              5,276                43
                                                         -------------   -----------       -----------      -----------
    Cash and equivalents at end of period                      $5,097         $198             $5,097           $   198
                                                         =============   ===========       ===========      ===========


    CHANGES IN COMPONENTS OF NON-CASH  WORKING CAPITAL
    BALANCES

    Receivables                                                 $(648)        $622            $(3,573)         $   (503)
    Inventory                                                     548         (644)              (606)             (675)
    Other current assets                                          (54)         (85)               (51)             (111)
    Accounts payable and accrued liabilities                     (289)        (419)               371              (320)
                                                         ------------- -----------          ----------      ------------
    Increase in non-cash working capital balances              $(443)       $ (526)           $(3,859)          $(1,609)
                                                         ============= ===========          ==========      ============
                                                                  $15       $   52            $    17           $   159
    Cash paid during the period for interest
                                                         ============= ===========          ==========      ============
    Cash paid during the period for income taxes                  $28       $   14             $  186           $    14
                                                         ============= ===========          ==========      ============




                       See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1997 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1997 and 1996, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1996. This report should be read in conjunction therewith. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. As a result of the Company's prior historical trend of losses, a valuation allowance has been provided for a substantial portion of the deferred tax assets. At December 31, 1996, the net deferred tax asset of $731,000, included approximately $525,000 and $206,000 related to the Company's Canadian and U.S. operations, respectively. At September 30, 1997, the net deferred tax asset of $1,206,000 included approximately $525,000 and $681,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1997 and 1998 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded in future periods where, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.

3 Primary earnings per common share is computed by dividing net income, less preferred stock dividends, by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect, if any, of unissued shares under options and warrants, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period-end stock prices for fully diluted basis). Fully diluted earnings per common share is computed assuming the conversion of convertible preferred stock at the beginning of the period or the date of issuance, whichever is later.

4. On February 28, 1997, the Company's Board of Directors granted options to 13 officers, directors and key employees, to acquire 135,500 shares of the Company's common stock at $9.375 per share, which was the fair value of the stock on the date of grant. On April 15, 1997, the Company's Board of Directors granted an option to a key employee, to acquire 5,000 shares of the Company's common stock at $11.25 per share, which was the fair value of the stock on the date of grant. In addition, on May 13, 1997, pursuant to the terms of the Company's Independent Director Plan, options to acquire 12,000 shares of the Company's common stock at $13.875 per share, which was the fair value of the stock on the date of grant, were issued to the Company's independent directors. Compensation expense related to the options granted to Directors totaled $45,000 through September 30, 1997.

5. On August 7, 1997, the Company filed with the Securities and Exchange Commission a registration statement relating to a proposed underwritten public offering by the Company of 2,000,000 shares of its Common Stock. On September 25, 1997, the Company announced that it had postponed its planned offering in light of current market conditions. In the event that the Company does not complete the proposed offering, the Company will expense the related costs that are currently capitalized as deferred offering costs.

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


                             Percentage of Revenues


                                                      Three months ended    Nine months ended
                                                            September 30,     September 30,
                                                          1997      1996       1997       1996
                                                        -------     ----       ----       ----
Statement of operations data:
  Revenues........................................       100.0      100.0      100.0     100.0
  Cost of revenues................................        46.2       42.8       43.6      49.6
                                                       ---------- ---------- ---------- -------
  Gross profit....................................        53.8       57.2       56.4      50.4
  Selling, general and administrative expenses            28.2       39.3       31.7      34.8
  Product development.............................         2.8        1.4        3.3       1.2
                                                       ---------- ---------- ---------- -------
  Operating income ...............................        22.8       16.5       21.4      14.4
  Other income (expense), net.....................         1.5        1.4        1.8     (1.0)
  Income tax benefit .............................         2.1        5.3        1.7       1.7
                                                       ---------- ---------- ---------- -------
  Net income .....................................        26.4       23.2       24.9      15.1
  Preferred stock dividend requirements...........        (0.1)      (0.5)      (0.1)     (0.5)
                                                       ---------- ---------- ---------- -------
  Net income attributable to common                       26.3       22.7       24.8      14.6
    stockholders.................................
                                                       ========== ========== ========== =======


Comparison of the Three-Month Period Ended September 30, 1997 to the Three-Month Period Ended September 30, 1996

     Revenues. For the three months ended September 30, 1997, revenues increased by $3.6 million, or 152%, to $5.9 million from $2.3 million in the comparable period ended September 30, 1996. Sales of IONSCAN(R)s and related products increased by $3.4 million, or 151%, due to an increase of 206% in the number of units sold, offset in part by a decline in the average unit selling price. The increase in unit sales was due to significant IONSCAN(R) sales to the aviation security sector as well as sales to the U.S. Coast Guard, the National Guard Bureau and, to a lesser extent, increased sales in other markets. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which typically are at lower unit prices than sales to other customers. Revenues from specialty instruments were insignificant for the quarter. Revenues derived from funded research and development increased by approximately $183,000 , or 197%, in the three months ended September 30, 1997 as compared to the same period in 1996. Funded research revenues increased as the Company continued its work on a Federal Aviation Administration (" FAA") contract, awarded in April 1997, the first phase of which is expected to be completed in the first quarter of 1998.

As sales of its IONSCAN(R)s have increased, the Company has placed less emphasis on marketing of specialty instruments and contract research and development. As a result, management anticipates that revenues from those activities will become increasingly less important to the Company's overall results of operations.

     During the period ended September 30, 1997, the Company substantially completed the deployment of the FAA's initial order for 50 IONSCAN(R)s, which had a significant positive impact on the Company's results for the third quarter and the recently concluded nine-month period. Based upon reported field results, the IONSCAN(R) is performing to the Company's expectations. Accordingly, the Company believes that it is properly positioned to participate in any future FAA orders for trace detection equipment. While the FAA has indicated its intention to continue deployment of trace detection equipment, there can be no assurance that subsequent orders will be received in 1997 and may move into 1998. Additionally there can be no assurance as to the size of any such orders.

     Gross Profit. For the three months ended September 30, 1997, gross profit increased by $1.9 million, or 137%, to $3.2 million from $1.3 million in the comparable 1996 period. As a percentage of revenues, gross profit decreased to 53.8% in the 1997 period from 57.2% in the comparable 1996 period. The decrease was primarily attributable to the mix of sales being dominated by large U.S. governmental orders at lower selling prices.

     Selling, General and Administrative. For the three months ended September 30, 1997, selling, general and administrative expenses increased by $749,000, or 81.5%, to $1.7 million from $919,000 in the comparable 1996 period. Selling and marketing expenses increased by approximately $290,000, of which approximately $75,000 was due to increased sales commissions attributable to a larger percentage of sales originating through independent sales agents and distributors during the period. The remaining increase was attributable to the addition of sales and service personnel and related costs to handle increased business volume. General and administrative expenses increased by $459,000, primarily as a result of increased payroll and related costs and increased professional and consulting costs. As a percentage of revenues, selling, general and administrative expenses decreased to 28.2% in the 1997 period from 39.3% in the comparable 1996 period primarily as a result of spreading the increased costs over a larger revenue base.

     Product Development. For the three months ended September 30, 1997, product development expenses increased by $130,000, or 382%, to $164,000 from $34,000 in the comparable 1996 period. As a percentage of revenues, product development expenses increased to 2.8% (7.5% when combined with funded research and development) in the 1997 period from 1.4% (5.4% when combined with funded research and development) in the comparable 1996 period as a result of a higher level of internally funded new product development activity. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Other Income and Expense. For the three months ended September 30, 1997, interest expense decreased by $52,000, or 92.9%, to $4,000 from $56,000 in the comparable 1996 period as a result of the repayment of indebtedness out of the net proceeds of the Company's November 1996 public offering.

     Investment income for the three months ended September 30, 1997 was $99,000 as compared to $4,000 for the same period in 1996, primarily as a result of the investment of a portion of the net proceeds from the Company's November 1996 public offering.

     Income Taxes. In the three-month period ended September 30, 1997, the Company had a net tax benefit of $125,000, composed of current foreign taxes of $50,000, offset by a $175,000 net U.S. deferred tax benefit as compared to a net tax benefit of $125,000, composed of current foreign taxes of $35,000, offset by a $160,000 net U.S. deferred tax benefit in the comparable 1996 period. Such deferred tax benefits were due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of both U.S. and Canadian tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in 1997.

Comparison of the Nine-Month Period Ended September 30, 1997 to the Nine-Month Period Ended September 30, 1996

     Revenues. For the nine months ended September 30, 1997, revenues increased by $7.9 million, or 109%, to $15.3 million from $7.4 million in the comparable period ended September 30, 1996. Sales of IONSCAN(R)s and related products increased by $8.6 million, or 143%, due to an increase of 186% in the number of units sold, offset in part by a decline in the average unit selling price. The increase in unit sales was due to significant IONSCAN(R) sales to the aviation security sector, including the FAA, the Mexican Aeropuertos y Servicios
Auxiliares, the Kuala Lampur Airport and the BAA, in addition to large unit sales made to the Army National Guard Bureau, the U.S. Coast Guard and, to a lesser extent, increased sales in other markets. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which typically are at lower unit prices than sales to other customers. Sales of specialty instruments decreased by approximately $583,000, or 84.6%, in the nine months ended September 30, 1997 as compared to the same period in 1996, principally due to the completion of a heavy water analyzer contract, which was awarded to the Company in mid-1995 and completed in the first half of 1996. Revenues derived from funded research and development decreased by approximately $44,000, or 7.0%, in the nine months ended September 30, 1997 as compared to the same period in 1996. Funded research revenues declined as the Company redirected its research and development resources to product application and development and in support of increased production. As sales of its IONSCAN(R)s have increased, the Company has placed less emphasis on marketing of specialty instruments and contract research and development. As a result, management anticipates that revenues from those activities will become increasingly less important to the Company's overall results of operations.

     During the period ended September 30, 1997, the Company substantially completed the deployment of the FAA's initial order for 50 IONSCAN(R)s, which had a significant positive impact on the Company's results for the third quarter and the recently concluded nine-month period. Based upon reported field results, the IONSCAN(R) is performing to the Company's expectations. Accordingly, the Company believes that it is properly positioned to participate in any future FAA orders for trace detection equipment. While the FAA has indicated its intention to continue deployment of trace detection equipment, there can be no assurance that subsequent orders will be received in 1997 and may move into 1998. Additionally there can be no assurance as to the size of any such orders.

         Gross Profit. For the nine months ended September 30, 1997, gross profit increased by $5.0 million, or 134%, to $8.7 million from $3.7 million in the comparable 1996 period. As a percentage of revenues, gross profit increased to 56.4% in the 1997 period from 50.4% in the comparable 1996 period. The increase in gross margin was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN(R), offset in part by lower margins on sales to U.S. government agencies. In addition, the Company has been able to reduce its cost of materials as a result of higher volume purchases.

     Selling, General and Administrative. For the nine months ended September 30, 1997, selling, general and administrative expenses increased by $2.3 million, or 90.2%, to $4.9 million from $2.6 million in the comparable 1996 period. Selling and marketing expenses increased by approximately $1.3 million, of which $741,000 was due to increased sales commissions attributable to a larger percentage of sales originating through independent sales agents and distributors during the period. The remaining increase was attributable to the addition of sales and service personnel and related costs to handle increased business volume. General and administrative expenses increased by $1.0 million , primarily as a result of increased payroll and related costs and increased professional and consulting costs. As a percentage of revenues, selling, general and administrative expenses decreased to 31.7% in the 1997 period from 34.8% in the comparable 1996 period primarily as a result of spreading the increased costs over a larger revenue base.

     Product Development. For the nine months ended September 30, 1997, product development expenses increased by $411,000, or 452%, to $502,000 from $91,000 in the comparable 1996 period. As a percentage of revenues, product development expenses increased to 3.3% (7.1% when combined with funded research and development) in the 1997 period from 1.2% (9.8% when combined with funded research and development) in the comparable 1996 period as a result of a higher level of internally funded new product development activity. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Other Income and Expense. For the nine months ended September 30, 1997, interest expense decreased by $177,000, or 95.2%, to $9,000 from $186,000 in the comparable 1996 period as a result of the repayment of indebtedness out of the net proceeds of the Company's November 1996 public offering.

     Investment income for the nine months ended September 30, 1997 was $311,000 as compared to $46,000 for the same period in 1996, primarily as a result of the investment of a portion of the net proceeds from the Company's November 1996 public offering. In the nine months ended September 30, 1996, the Company recorded $46,000 of gains recognized on trading securities held for Canadian pension funding purposes.

     Income Taxes. In the nine-month period ended September 30, 1997, the Company had a net tax benefit of $256,000, composed of current foreign taxes of $219,000, offset by a $475,000 net U.S. deferred tax benefit as compared to a net tax benefit of $125,000, composed of current foreign taxes of $35,000, offset by a $160,000 net U.S. deferred tax benefit in the comparable 1996 period. Such deferred tax benefits were due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of both U.S. and Canadian tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in 1997.

Liquidity and Capital Resources

         Cash used in operations was $165,000 for the nine months ended September 30, 1997 as compared to $576,000 in the same period in 1996. However, for the three months ended September 30, 1997, the Company generated cash from operations of $1.1 million as compared to cash used in operations of $131,000 in the same period in 1996. Cash used in the first nine months of 1997 resulted primarily from a significant increase in accounts receivable and inventories, which more than offset net income of $3.8 million. Accounts receivable increased as a result of higher sales, particularly during the latter portion of the month of August and the month of September. Inventories also increased as the Company acquired the materials necessary to support increased IONSCAN(R) production during the first nine months of 1997. Cash used in operating activities during 1996 resulted primarily from increases in accounts receivable and inventory, which more than offset net income of $1,108,000 for the same period in 1996.

     Net cash used in investing activities was $327,000 for the first nine months of 1997 and $85,000 for the same period in 1996. Cash used in investing activities during the first nine months of 1997 resulted primarily from capital expenditures of $1.2 million offset in part by the sale of investments. Cash used in investing activities during the same period in 1996 resulted primarily from capital expenditures of $85,000.

     Cash provided by financing activities was $313,000 for the first nine months of 1997 and $816,000 for the same period in 1996. Cash provided by financing activities during the first nine months of 1997 resulted primarily from the net proceeds of certain option and warrant exercises, offset in part by the repayment of indebtedness. Cash provided by financing activities in the same period in 1996 resulted primarily from the sale of securities offset in part by the repayment of debt.

     The Company's capital expenditures for the nine months ended September 30, 1997 aggregated $1.2 million. Such expenditures consisted primarily of software upgrades to various manufacturing information systems, computer hardware modernization relating to the Company's network system and the acquisition of additional equipment. The Company anticipates that capital expenditures will approximate $150,000 for the fourth quarter of 1997. Also, the Company believes that it will require approximately $1.0 million in additional investment in tooling, equipment, fixtures and facility to meet its anticipated production levels for 1998.

     As of September 30, 1997, the Company had cash and cash equivalents of $5.1 million and marketable securities of $3.5 million.

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

     Basic and diluted earnings per share using this standard would have been $0.28 and $0.24 and $0.70 and $0.61, respectively, for the three months and nine months ended September 30, 1997, respectively, and $0.15 and $0.12 and $0.31 and $0.26, respectively, for the three months and nine months ended September 30, 1996, respectively.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting

Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and will be effective for fiscal years beginning after December 15, 1997. The Company will be reviewing this document to determine its applicability to the Company, if any and has elected not to adopt early application.

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

Disclosure Regarding Forward-Looking Statements

     This Form 10-QSB contains forward-looking  statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations for future orders from the FAA. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there can be no assurance that its expectations will be realized. Forward-looking statements involve known and unknown risks that may cause the Company's actual results for future periods to differ materially from management's expectations. Factors that could cause results to differ materially from the Company's expectations include, but are not limited to, the following: general economic and political conditions, as well as conditions in the markets for the Company's products; the Company's dependence on and the effects of government regulation and procurement policies, including, but not limited to, those of the FAA; the Company's dependence on large orders and the effects of customer concentrations; the Company's dependence on its IONSCAN product, future product development and market acceptance of the Company's products; possible fluctuations in quarterly results and the effects of the Company's relatively long sales cycle; the effects of competition; risks related to international business operations; the Company's dependence on a limited number of suppliers; and the ability of the Company to manage its growth. Further information relating to certain of these factors is included in the Company's Registration Statement on Form SB-2 (file no. 333-33129) and the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (file no. 0-3207). Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES



Part II - Other Information

     ITEM 6.  Exhibits and Reports on Form 8-K

           (a) Exhibits

     3.1 The Company's Certificate of Incorporation, as amended, (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-33129 ) and incorporated herein by reference).

     3.2 By-laws of the Company (previously filed Exhibit 3.2A to the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1994 (File No. 0-3207) and incorporated herein by reference).

     11.1 Earnings Per Share.

     27.1 Financial Data Schedule.

     (b) Reports on Form 8-K

     None

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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



Date: November 6, 1997

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS



Exhibit Number       Page No.


     11.1       Earnings Per Share
     27.1       Financial Data Schedule