Form 10KSB
period 1997-12-31
BARRINGER TECHNOLOGIES INC
filed 1998-03-31
CIK 10119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934.

                   For the fiscal year ended December 31, 1997

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

State issuer's revenue for its most recent fiscal year. $22,689,000.

The aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, is $73,086,000 as of March 11, 1998.

State the number of shares of each of the issuer's classes of common stock, outstanding as of the latest practicable date.

                                    Outstanding as of March 12, 1998
    Common Stock, $.01 par value               5,547,354

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.  Business............................................................  3
Item 2.  Properties.......................................................... 10
Item 3.  Legal Proceedings................................................... 10
Item 4.  Submission of Matters to a Vote of Security Holders................. 10

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters............ 10
Item 6.  Management's Discussion and Analysis................................ 11
Item 7.  Financial Statements and Supplemental Data.......................... 18
Item 8.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................... 18

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section  of 16(a) of the Exchange Act.............. 18
Item 10. Executive Compensation.............................................. 20
Item 11. Security Ownership of Certain Beneficial Owners and Management...... 26
Item 12. Certain Relationships and Related Transactions...................... 28
Item 13. Exhibits and Reports on Form 8-K.................................... 29

                                     PART I

Item 1.  Business.

Disclosure Regarding Forward Looking Statements

This Form 10-KSB (including, but not limited to, the information provided herein in response to Item 1 and Item 6 of Form 10-KSB) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, but are not limited to, the anticipated growth in the demand for products of Barringer Technologies Inc. (the "Company"), the Company's opportunities to increase sales through, among other things, the development of new applications of and markets for the IONSCAN(R) technology, the development and marketability of new products, the probability of the Company's success in the sale of its products in current or future markets, the potential effect of government regulations and directives changing security requirements, the ability of the IONSCAN(R) to satisfy any certification protocol adopted by the FAA or any other government agency, the amount and timing of domestic and foreign government appropriations for the development and deployment of advanced detection technology, the Company's liquidity and capital requirements and the financial impact of possible acquisitions.

         Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the development and growth of markets for the Company's products, the Company's dependence on and the effect of governmental regulations on demand for the Company's products, the impact of both foreign and domestic governmental budgeting decisions and the timing of governmental expenditures, the reliance of the Company on its IONSCAN(R) products, and the dependency of the Company on its ability to successfully develop and market new products applications, the effects of competition, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Certain of the factors summarized above are described in more detail in the Company's Registration Statement on Form SB-2 (File no. 333-33129) and reference is hereby made thereto for additional information with respect to the matters referenced above.

         Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Form 10-KSB.

(a) General

         The Company was incorporated under the laws of the State of Delaware on September 7, 1967.

         The Company is the world's leading manufacturer (based on units sold) of high sensitivity equipment used for detecting and identifying trace amounts of plastic and other explosives and illegal drugs. The Company designs and produces products that employ a proprietary application of ion mobility spectrometry ("IMS") technology that can detect and identify targeted compounds in amounts smaller than one-billionth of a gram in approximately six seconds. The Company's current principal product, the IONSCAN(R), is a portable desktop system used in explosives detection and drug interdiction applications. As of December 31, 1997, the Company had sold over 700 units (including 335 during
1997) in 39 countries. The Company's revenues have grown from $2.8 million for the year ended December 31, 1992 to $22.7 million for the year ended December 31, 1997, representing a compounded annual growth rate of 51.8% over the last five years.

         The markets for the Company's IONSCAN(R) currently include aviation security, other transport security, facilities protection, forensics, military, corrections, customs and law enforcement. The Company's customers include the Federal Aviation Administration (the "FAA"), the U.S. Air Force, the U.S. Coast Guard, the U.S. Drug Enforcement Agency (the "DEA") and the Federal Bureau of Investigation (the "FBI"), as well as customs agencies in France, Canada, Australia and Japan and various prison facilities in the U.S. and elsewhere. The IONSCAN(R) is also installed at over 40 airports and transportation centers in countries throughout the world, including Gatwick Airport and Heathrow Airport in the United Kingdom, John F. Kennedy International Airport and Chicago O'Hare International Airport in the United States and Kuala Lumpur Airport in Malaysia, as well as the Eurotunnel. The Company believes that its principal competitive advantages are the detection capability, reliability, versatility, cost effectiveness, ease of use and portability of the IONSCAN(R). These advantages enable the IONSCAN(R) to be used both in lieu of and in conjunction with bulk imaging technologies, such as enhanced x-ray and computer aided tomography ("CATSCAN").

         The Company believes that many of the markets it serves are experiencing substantial growth, principally in reaction to heightened safety concerns caused by the threat of terrorism and growing public awareness of drug-related criminal activity. The Company believes that the deployment of advanced detection equipment, such as the IONSCAN(R), will continue to increase as the acceptance of using such equipment to combat these concerns increases. In January 1998, the Company received a $5.4 million order from the FAA as part of the FAA's publicly announced intention to further deploy advanced detection technology at the nation's larger airports. In addition, during 1997, the Company sold a number of IONSCAN(R)s to the U.S. Air Force for use in securing certain U.S. Air Force bases in the U.S. and abroad. Also in 1997, the Company sold $2.5 million of IONSCAN(R)s to a correctional agency to assist in stemming the flow of illegal drugs to inmates.

         The Company believes that there are numerous potential applications for its trace detection technology. Currently, the principal applications are explosives detection and drug interdiction.

Market Overview

         Explosives Detection

         In the past several years, a number of events have contributed to increased public concern regarding the threat of terrorism and have focused government attention on the limited effectiveness of currently deployed x-ray and metal detection equipment and on the need for advanced explosives detection technology. As a result, several advanced technologies have been adapted for use in explosives detection applications. These technologies include bulk imaging techniques, such as enhanced x-ray and CATSCAN, as well as trace detection techniques, such as IMS, gas chromatography and chemoluminescence. Bulk imaging techniques offer certain advantages over conventional x-ray technology, but are generally expensive to deploy (as much as $1.0 million per installation), are non-portable and generally reject a large number of objects as a result of perceived anomalies that are later determined not to be explosives. By comparison, trace detection equipment is capable of detecting and identifying minute amounts of chemical substances and is generally more portable and less expensive than bulk imaging equipment.

         While implementation of advanced detection strategies has varied significantly around the world, the Company believes that aviation authorities, including the FAA and BAA plc, formerly the British Airport Authority (the "BAA"), have generally recognized that no one detection technology provides a complete solution to the problem of enhancing existing detection capabilities. Consequently, trace detection technology is frequently deployed as a complement to bulk imaging equipment to resolve anomalies identified by bulk detectors and in applications where it is impractical to use the larger, less mobile bulk imaging detectors, such as checking carry-on baggage. Trace detection technology is also deployed in lieu of bulk imaging equipment in certain installations because of its relatively low cost, particularly in smaller airports and in less developed countries.

         The development and deployment of advanced explosives detection technology is being driven by recent government initiatives in the United States and elsewhere in the world. For example, in response to the recommendations of the White House Commission on Aviation Safety and Security (the "Gore Commission"), in October 1996, the U.S. Congress appropriated $144 million for the procurement of advanced explosives detection technology which the FAA is using to deploy such technology in a limited number of the 400 busiest U.S. airports. In addition, the BAA has installed enhanced detection technologies, including trace detectors, in certain airports in Britain. Also, since the enactment of the Aviation Security Act of 1990, the FAA has funded over $150 million for research and development of advanced explosives detection technologies.

         Trace detection technology has a broad range of other explosives detection uses, including other transport security, facilities protection, forensics, military and law enforcement. Government agencies, military forces and private businesses have deployed trace detection equipment at facilities, such as the World Trade Center, military bases, embassies and public utilities, such as nuclear power plants, that are perceived as potential targets of terrorist attacks. Law enforcement agencies, such as the FBI and the New York City Police Department, and military forces also use trace detection technology for forensic purposes. For example, the IONSCAN(R) was used in connection with the investigations of the crash of TWA Flight 800 and the 1995 Oklahoma City bombing.

         Drug Interdiction

         As a result of increased drug usage, a heightened public awareness of drug-related criminal activity generally, and the use of more sophisticated techniques by drug traffickers, government agencies have increased their spending on drug interdiction efforts. For example, in fiscal year 1996, the U.S. government spent $1.3 billion on drug interdiction efforts. The use of conventional x-ray scanning, random searches and canines has had limited success in suppressing illegal drug trafficking. Accordingly, customs and law enforcement agencies have increasingly turned to advanced detection technology to assist in their drug detection and interdiction efforts. For example, the U.S. Coast Guard has deployed trace detection equipment onboard its ships to search vessels at sea for illegal drugs. Similarly, prisons in the U.S. and elsewhere are employing trace detection equipment to reduce drug use.

Other Products

         In January 1998, the Company entered into an OEM arrangement with Exploranium G.S. Limited ("Exploranium"), a Canadian corporation engaged in the development and sale of products which utilize gamma ray spectrometry to detect and identify radioactive materials present in nuclear contraband. Pursuant to such arrangement, the Company has the exclusive right to market and sell such products in the law enforcement and security fields worldwide (subject to certain exceptions relating to military applications). The products, which are marketed under the GAMMATRACE(TM) name, range in size from a small, hand-held unit, which sells for approximately $10,000, to large vehicle drive-through systems, which sell for approximately $70,000. The products are manufactured for the Company by Exploranium. The Company is marketing the GAMMATRACE(TM) product line through its existing direct sales organization and its network of independent representatives.

         In March 1998, the Company entered into a merger agreement and certain related documents with DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, and certain of its shareholders pursuant to which the Company intends to acquire all of the outstanding capital stock of DigiVision. See Item 6, Management's Discussion and Analysis.

Sales and Marketing

         The Company sells its products through a direct sales organization comprised of 18 sales people located at its headquarters in New Jersey and at offices in Toronto, London, Paris and Kuala Lumpur. In addition, the Company utilizes a network of 45 independent sales and service representatives located in Europe, the Middle East, Africa, Asia, South America and Australia. The Company's sales and marketing efforts typically involve extensive customer visits, demonstrations and field testing. Sales prospects generally are targeted by the Company or its independent sales representatives, although the Company also responds to requests for proposals.

         Selling prices for the IONSCAN(R) typically range from $50,000 to $80,000 per unit, depending principally on the configuration of the unit and the purchaser's location. Once a sale is consummated, the Company provides training at a customer's location to teach operators how to use the IONSCAN(R), including proper sampling techniques. The Company generally provides a one-year parts and labor warranty on its IONSCAN(R) instruments, although from time to time the Company has provided extended warranties. To date, the Company's warranty claims experience has not been significant.

         The Company does not actively market its specialty instruments or its contract research and development services. However, from time to time, the Company responds to appropriate requests for proposals for such instruments and services. Although sales of such instruments and services have been material to the Company's historic results from time to time, as a result of the expected increase in sales of the IONSCAN(R) and other products, management anticipates that revenues from those activities will become increasingly less important to the Company's overall results of operations.

         For the year ended December 31, 1997, two of the Company's largest customers accounted for more than 10.0% of the consolidated revenues of the Company. Together these two customers accounted for an aggregate of 27.8% of the Company's revenues for that period. For the year ended December 31, 1996, one customer accounted for more than 10.0% of the consolidated revenues of the Company.

Backlog

         The Company measures its backlog of instrument revenues as orders for which contracts or purchase orders have been signed, but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within three months of receiving an order. The Company follows the practice of manufacturing to a sales forecast in order to have inventory available to meet anticipated demand promptly. As a result, the Company has not historically maintained a material backlog of orders for its instruments and, in the ordinary course of business, intends to have sufficient inventory of IONSCAN(R)s on hand to allow shipment upon receipt of an order. However, depending on the size and timing of customer orders, the Company may, from time to time, have a backlog of orders. Manufacturing and Assembly

         The Company assembles IONSCAN(R)s from components supplied to it by various suppliers and parts manufactured internally. Once the IONSCAN(R) is assembled, the IONSCAN(R) is "burned in" for up to 400 hours using certain chemicals to calibrate and tune the unit and to assure that it is functioning properly. After successful completion of this procedure, the IONSCAN(R) is ready for shipment to a customer.

         Although many of the basic components of the IONSCAN(R), such as chipboards, resistors, capacitors, liquid crystal displays and other similar components, are readily available from a number of sources, the Company typically purchases such components from single suppliers. A limited number of components and sub-assemblies are manufactured for the Company, pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. To date, the Company has not experienced any material difficulty in obtaining any components or sub-assemblies.

Competition

         The Company competes with other entities, including Intelligent Detection Systems, Inc., Ion Track Instruments Inc. and Thermedics Detection Inc., a number of which have significantly greater financial, marketing and other resources than the Company. Principal competitive factors include selectivity (the ability of an instrument to identify the presence of a particular substance), sensitivity (the ability of an instrument to detect small amounts of a particular substance), false alarm rate, price, marketing, ease of use and speed of analysis. The Company believes that it competes effectively with respect to each of these factors.

         The Company competes for government expenditures with equipment manufacturers, such as InVision Technologies, Inc. and Vivid Technologies, Inc., utilizing other types of detection technologies, such as enhanced x-ray and CATSCAN, as well as with manufacturers of other IMS equipment and manufacturers using other trace particle detection technologies, such as gas chromatography and chemiluminescence. Because trace particle detection equipment is used in certain instances to verify detection results obtained by bulk imaging systems, the IONSCAN(R) and other trace particle detection products are often used in conjunction with bulk imaging technologies. As a result of recent government initiatives, the Company anticipates that additional technologies, including improved IMS technologies, will be developed and that new competitors will enter the Company's markets.

         The Company also competes with the use of canines to locate the presence of explosives or drugs. Although canines have a highly developed sense of smell and are able to follow a trail, the Company believes that its IONSCAN(R) instruments are more effective and cost-efficient than canines, because they can operate 24 hours a day, have greater selectivity than canines and can identify the composition of the substance detected.

Government Regulation

         Although the Company's business is not subject to significant government regulation, government regulation plays a large role in determining the demand for the IONSCAN(R). In the U.S. and most foreign countries, the aviation industry is highly regulated and authorities, such as the FAA in the U.S., have the ability to recommend or mandate use of enhanced explosives detection equipment.

         The FAA is currently developing a certification protocol for trace particle detection equipment. Once the protocol is adopted, the Company believes that only instruments meeting the FAA certification requirements will be approved for use by airlines subject to FAA regulation. Although the final protocol has yet to be adopted, based on early versions of the testing criteria, as well as discussions with representatives of the FAA, the Company believes that the IONSCAN(R) will meet the FAA's certification requirements, although no assurance can be given. The FAA has approved the IONSCAN(R) for screening of electronic carry-on items, such as cellular telephones, tape recorders and laptop computers.

Product Development

         The Company spent $1.6 million and $933,000 on research and development activities for the years ended December 31, 1997 and 1996, respectively, of which $849,000 and $703,000, respectively, were funded under various research and development grants and contracts. Substantially all of the Company's research and development activities have related to the development and enhancement of the Company's IONSCAN(R) technology and the development of new IONSCAN(R) products.

         The Company is currently working on a number of enhancements to its existing IONSCAN(R) products that would enhance ergonomics, increase ease of use, decrease size and weight, lower manufacturing costs and thereby provide greater value to customers. For example, the Company is currently attempting to develop a hand-held version of the IONSCAN(R).

         Certain of the Company's new product development activities are described below.

  Document Scanner

         The Company received a development grant from the FAA in October 1996 to develop a document scanner that would scan boarding passes or other passenger documents for the presence of explosives prior to boarding. The Company delivered a prototype of the document scanner to the FAA in December 1996. The Company expects to deliver additional document scanners to the FAA for beta testing during 1998.

  Automated Luggage System

         The Company received a design grant from the FAA in March 1997 for the design of an automated luggage system that would scan checked baggage for the presence of drugs or explosives. The grant does not require the production of a prototype at this time and no such prototype exists or is being built. However, under the contract, the Company is required to develop a working design to demonstrate proof of concept for delivery to the FAA during 1998.

         There can be no assurance that the Company will successfully complete the development of the products described above or that any such products would, if successfully developed, achieve market acceptance or a significant level of sales.

Patents, Trademarks and Proprietary Rights

         Certain of the technology used in the IONSCAN(R) is licensed by the Company from the Canadian government as described below. While the Company holds patents relating to certain components, systems and techniques used in the IONSCAN(R) and while certain other elements of the IONSCAN(R) are protected by other intellectual property rights, the Company has no comprehensive patent or similar exclusive intellectual property right covering the IONSCAN(R) in its entirety. In addition, the basic IMS technology used in the IONSCAN(R) is not proprietary and is available in the public domain. Accordingly, present and potential competitors could use such basic technology to duplicate the performance of the IONSCAN(R).
         The initial development of the IONSCAN(R) was funded in part by Transport Canada and Revenue Canada. Pursuant to an agreement with the Canadian government, the Company has a worldwide license to use certain unpatented technology developed from such work and pays Revenue Canada a royalty equal to 1.0% of certain IONSCAN(R) sales. The initial term of this license agreement expires on March 31, 1999. However, the Company has entered into an agreement with Revenue Canada, pursuant to which the Company has obtained the right to renew such licensing arrangement on a year-by-year basis for up to ten additional years. Revenue Canada has retained the right to use the technology and to produce products incorporating such technology although, to date, Revenue Canada has not attempted to do so.

         The Company believes that the IONSCAN(R) registered trademark has gained recognition in the markets for the Company's products and is a valuable trademark. In addition, the Company is seeking to register its GAMMATRACE(TM) trademark.

Employees

         As of December 31, 1997, the Company had 119 full-time employees, of whom 58 were engaged in manufacturing, 28 were engaged in product development activities and 33 were engaged in sales, service and general administration. Eighteen of such persons have advanced degrees (including nine doctorates). None of the Company's employees is represented by any union, and the Company considers its relationships with its employees to be satisfactory.

(b) Financial Information about Foreign and Domestic Operations and Export Sales

         For information with respect to financial information about foreign and domestic operations and export sales, reference is made to the information set forth in Note 10 to the Consolidated Financial Statements of the Company included herein, and see Item 6. "Management's Discussion and Analysis."

Item 2.  Properties.

         The Company does not own any real property and currently conducts its operations at the following leased premises:
                                                   Approx-
                                                    imate
                                                   Square    Annual       Lease
      Location          Description of Facility    Footage Lease Cost Expiration

219 South Street        Corporate headquarters,     6,780  $158,000    September
Murray Hill, New Jersey  research, sales, customer                          1998
07974                    support and assembly

1730 Aimco Boulevard    Research, manufacturing    28,380  $ 76,000*   September
Mississauga, Ontario,    and assembly, sales,                               2005
Canada L4W 1V1           customer support and
                         administrative

Village Fret BAT-3453   Sales and customer          2,500  $ 40,000     February
BP 10614-4               support                                            2000
Rue du Te
95724, Roissy C.D.G.
France

Unit 3 at Manor Royal   Sales and customer          1,560  $ 16,000    June 1998
Crawley, West Sussex     support
England RH10 2QU

No. 21-1 Jalan 3176 D   Sales and customer          1,000   $12,000         **
Desa Pandah             support
55100 Kuala Lumpur
Malaysia

 * Increases to $115,000 on September 1, 2000.
** Oral agreement terminable by either party upon thirty (30) days prior notice.

         The Company is currently seeking to relocate its New Jersey operations to, among other things, further its manufacturing and assembly capabilities. The Company anticipates that it will seek to lease approximately 15,000 square feet of space for those operations. Although the Company has no current agreements or understandings with respect to the leasing of a particular location, the Company believes that ample suitable space is available in the vicinity of its existing operations at rental rates that are consistent with prevailing market rates.

Item 3.  Legal Proceedings.

         The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Since November 12, 1996, the Common Stock has been included in the Nasdaq National Market under the symbol "BARR." Prior to that, the Common Stock was quoted in the Nasdaq SmallCap Market under the same symbol. The following table sets forth, for the periods indicated, the high and low bid quotations for the Common Stock as reported on the Nasdaq National Market or the Nasdaq
SmallCap Market, as applicable. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                                  High               Low

Fiscal 1996
  First quarter                                $    9/16           $    5/16
  Second quarter                                  4 3/16                7/16
  Third quarter                                  13  7/8             2  7/8
  Fourth quarter                                 10  5/8             6  5/8

Fiscal 1997
  First quarter                                 $10 3/4            $ 8 1/8
  Second quarter                                 15                  9 3/8
  Third quarter                                  16                 10 3/8
  Fourth quarter                                 14 3/8              8 3/4

Fiscal 1998
  First quarter (through March 27, 1998)        $15 1/4            $11 5/8

         On March 30, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $12 3/8 per share. As of March 30, 1998, the Company had approximately 1,000 stockholders of record.

                                 DIVIDEND POLICY

         The Company has never declared or paid cash dividends on its Common Stock. The Board of Directors currently intends to retain future earnings to support its growth strategy and does not anticipate paying dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company is prohibited from paying cash dividends on the Common Stock unless full cumulative dividends have been paid or set aside for payment on its Class A Convertible Preferred Stock and Class B Convertible Preferred Stock at an annual rate of $0.16 per share, which dividends, at the option of the Company, are payable in cash or shares of Common Stock. .

                     RECENT SALES OF UNREGISTERED SECURITIES

                                      None.




Item 6.  Management's Discussion and Analysis

Overview

         Barringer is the world's leading manufacturer (based on units sold) of high sensitivity equipment used for detecting and identifying trace amounts of plastic and other explosives and illegal drugs. The markets for the Company's IONSCAN(R) currently include aviation security, other transport security, facilities protection, forensics, military, corrections, customs and law enforcement. The Company sold its first IONSCAN(R) in 1990 and, as of December 31, 1997, had sold over 700 units (including 335 during 1997). From 1991 to 1995, the Company incurred losses as its business continued to develop, except during 1993 when the Company received a significant order for IONSCAN(R)s for deployment at the Eurotunnel. In 1996, the Company achieved profitability principally as a result of increased demand for and favorable market acceptance of the IONSCAN(R). Prior to 1996, the Company sold most of its IONSCAN(R)s for use in drug interdiction applications. However, in 1996, the Company's unit sales were more evenly distributed between explosives detection and drug interdiction applications. During the year ended December 31, 1997, approximately 55.0% of the Company's unit sales were for explosives detection applications primarily in the aviation security market. Approximately 14.8% of the Company's 1997 revenues represented sales to the FAA. Management expects that the aviation security market will continue to account for a substantial portion of the Company's future revenues.

         Revenues consist of (i) sales of IONSCAN(R)s, related accessories and consumable supplies, maintenance, training, and billable repairs, (ii) sales of other instruments, and (iii) funded product development grants and contracts. For the years ended December 31, 1997 and 1996, approximately 96.0% and 86.1%, respectively, of the Company's consolidated revenues were derived from the sale of IONSCAN(R)s and related revenues. Selling prices for the IONSCAN(R) typically range from $50,000 to $80,000 per unit, depending principally on the configuration of the unit and the purchaser's location. Profitability associated with any given sale, and the Company's gross margin for any given quarter, may vary substantially due to unit configuration, the geographic location of the purchaser and whether sales prices include a distributor mark-up. The Company recognizes revenues from the sale of IONSCAN(R)s upon shipment. Accordingly, changes in delivery dates for relatively few IONSCAN(R)s from one quarter to another may have a significant impact on the Company's quarterly results of operations.

         Substantially all of the Company's revenues are denominated in U.S. dollars. However, the Company operates in several foreign countries, including Canada, the United Kingdom, France and Malaysia and, in those instances, the Company recognizes revenues and incurs expenses denominated in the local currency. To date, the Company has not experienced significant losses as a result of foreign currency fluctuations. The Company generally does not hedge its foreign currency exposure. In addition, approximately 34.3% and 68.6% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively, were derived from non-U.S. sources.

         The Company manufactures to a sales forecast in order to have inventory available to meet anticipated demand promptly and historically has not maintained a backlog of orders. However, depending on the size and timing of customer orders, the Company may, from time to time, have a backlog of orders. Management's sales forecast is determined by an analysis of a number of factors, including, among other things, the customer's need, the availability of budgeted funds, the status of equipment demonstrations, the status of any required approvals, the effects of competition and the complexity of the customer's procurement process. See Item 1 "Business - Backlog."

         In March 1998, the Company entered into a merger agreement and certain related agreements with DigiVision and certain of its shareholders pursuant to which the Company intends to acquire all of the outstanding capital stock of DigiVision for an aggregate cash purchase price of approximately $750,000. See
Item 1 "Business - Other Products." The acquisition of DigiVision will not be material to the Company. Accordingly, no separate financial statements of DigiVision and no pro forma financial information relating to the proposed acquisition have been included herein. However, upon consummation of the acquisition, the Company may record a one-time charge to write-off certain technology and in-process research and development to be acquired from DigiVision. Although management of the Company cannot currently estimate the amount of the charge, it is expected that such charge could represent a substantial portion of the purchase price, including costs related to the acquisition. The final allocation of the purchase price will be subject to the completion of due diligence procedures, including appraisals and valuation analyses, as necessary. The Company's proposed acquisition of DigiVision is subject to a number of significant conditions precedent. The Company expects to consummate the acquisition in the first half of 1998. However, no assurance can be given that the acquisition will occur or as to the timing thereof.

Results of Operations

         The following table sets forth certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the periods indicated.

                                                       Year Ended December 31,
                                                   1995      1996      1997
                                                  -----------------------------

Consolidated Statements of Operations Data:
Revenues 100.0%                                   100.0%    100.0%
Cost of revenues                                   56.5      49.1      39.7
                                                  ------   -------   ------
Gross profit                                       43.5      50.9      60.3
                                                  ------   -------   ------
Operating expenses:
Selling, general and administrative                51.9      34.2      35.1
Product development                                 5.5       2.1       3.2
                                                  -----     -----     -----
Total operating expenses                           57.4      36.3      38.3
                                                  -----     -----     -----
Operating income (loss)                           (13.9)     14.6      22.0
Other (expense) income, net                        (4.6)      0.7       1.7
Income tax benefit                                 --         3.6       1.7
                                                --------    -----    ------
Income (loss) from continuing operations          (18.5)     18.9      25.4
Income from operation held for sale                 5.5      --        --
                                                  ------    -----    ------
Net income (loss)                                 (13.0)     18.9      25.4
Preferred stock dividends                          (1.3)     (0.4)    --*
                                                  -----     -----     ---
Net income (loss) attributable to common
  stockholders                                    (14.3)%    18.5%     25.4%
                                                  ======     ======   ======

*  Less than 0.1%.

Comparison of the Fiscal Year Ended December 31, 1997 to the Fiscal Year Ended December 31, 1996

         Revenues. For the fiscal year ended December 31, 1997, revenues increased by $11.8 million, or 108%, to $22.7 million from $10.9 million for the fiscal year ended December 31, 1996. Sales of IONSCAN(R)s and related products increased by $12.3 million, or 131%, due to an increase of 156% in the number of units sold, offset in part by a decline in average unit selling price. The increase in unit sales was due to significant IONSCAN(R) sales to drug detection markets, primarily to law enforcement agencies, and to a lesser extent, increased sales to the aviation security market, primarily to the FAA. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which typically are at lower unit prices than sales to other customers. Sales of specialty instruments decreased by approximately $697,000, or 85.2%, in 1997 as compared to 1996, principally due to the completion in 1996 of a heavy water analyzer contract. As sales of its IONSCAN(R)s have increased, the Company has placed less emphasis on marketing its specialty instruments and anticipates that revenues from sales of such instruments will continue to be insignificant to the Company's overall results. Revenues derived from funded research and development increased by approximately $146,000, or 20.8%, in 1997 as compared to 1996. Funded research and development revenues increased as a result of the award by the FAA in March 1997 of a $700,000 contract to design an automated luggage explosives detection system utilizing the Company's trace detection technology. The first phase of this project, which involves a proof of concept, is expected to be completed during 1998. Because of the increasing sales of IONSCAN(R)s, the Company believes that revenues from funded research and development activities will continue to be insignificant to the Company's overall results of operations.

         Gross Profit. For the fiscal year ended December 31, 1997, gross profit increased by $8.1 million, or 146%, to $13.7 million from $5.6 million in 1996. As a percentage of revenues, gross profit increased to 60.3% in the fiscal period ended December 31, 1997 from 50.9% in 1996. The improvement was primarily attributable to larger, more efficient production runs of the IONSCAN(R) and a related reduction in cost of materials due to higher volume purchases, coupled with higher margins on international sales, offset in part by lower margins on sales to U.S. government agencies. In addition, the Company has been able to reduce its cost of materials as a result of higher volume purchases.

         Selling, General and Administrative. For the fiscal year ended December 31, 1997, selling, general and administrative expenses increased by approximately $4.2 million, or 114%, to $7.9 million from $3.7 million in 1996. As a percentage of revenues, selling, general and administrative expenses increased to 35.1% in 1997 from 34.2% in 1996. Selling and marketing expenses increased by approximately $2.5 million, of which $1.6 million was due to increased sales commissions attributable to a larger percentage of sales originating through independent sales agents and distributors. The remaining increase was attributable to the addition of sales and service personnel and related costs to handle increased business volume. General and administrative expenses increased by $1.7 million primarily as a result of increased payroll and related costs and increased professional and consulting costs.

         Product Development. For the fiscal year ended December 31, 1997, product development expenses increased by $485,000, or 211%, to $715,000 from $230,000 in 1996. As a percentage of revenues, product development expenses increased to 3.2% (6.9% when combined with funded research and development) for the fiscal year ended December 31, 1997 from 2.1% (8.5% when combined with funded research and development) in 1996 as a result of a higher level of internally funded new product development activity. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

         Operating Income. For the fiscal year ended December 31, 1997, operating income increased by $3.4 million, or 213%, to $5.0 million from $1.6 million in 1996. As a percentage of revenues, operating income increased to 22.0% from 14.6% in 1996. The increase is due to the greater operating leverage on higher levels of revenue.

         Other Income and Expense. For the fiscal year ended December 31, 1997, interest expense decreased by $219,000, or 96.1%, to $9,000 from $228,000 in 1996 as a result of the repayment of indebtedness out of the net proceeds of the Company's November 1996 public offering. Investment income for the fiscal year ended December 31, 1997 was $450,000 as compared to $72,000 in 1996, primarily as a result of the investment of a portion of the net proceeds from the Company's November 1996 public offering.

         Income Taxes. For the fiscal year ended December 31, 1997, the Company had a net tax benefit of $371,000, composed of foreign taxes of $404,000, offset by a $775,000 net deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in 1998.



Comparison of the Fiscal Year Ended December 31, 1996 to the Fiscal Year Ended December 31, 1995

         Revenues. Revenues for the fiscal year ended December 31, 1996 increased by $4.5 million, or 71.4%, to $10.9 million from $6.4 million for the fiscal year ended December 31, 1995. Net sales of the IONSCAN(R) and related products increased by approximately $4.9 million, or 93.5%, due to an increase of 134% in the number of units sold offset in part by a decline in average unit selling price. The increase in unit sales was due to increased sales of the Model 400 which was introduced in the first quarter of 1995. The decrease in average selling prices resulted from increased sales of the Model 400 which had a lower average selling price than the Model 350. Net sales of other instruments increased by approximately $223,000, or 41.6%, in 1996 as compared to 1995, principally due to work performed on a heavy water analyzer contract, which was awarded to the Company in mid-1995 and completed in the first half of 1996. In addition, net sales benefitted from the sale of several other instruments. The markets for heavy water analyzers and other instruments are limited, and therefore management cannot predict whether the Company will receive any future orders. Revenues derived from funded research and development decreased by approximately $349,000, or 33.2%, in 1996 as compared to 1995. The reduced revenues were attributable to the Company's contract with the Emergencies Science Division, Environment Canada to design and build an airborne laser fluorosensor system, a substantial portion of which was completed in 1995.

         Gross Profit. Gross profit increased by $2.8 million, or 101%, to $5.6 million from $2.8 million for fiscal 1995. As a percentage of revenues, gross profit increased to 50.9% from 43.5%. The improvement was primarily attributable to higher margins on international sales, coupled with larger, more efficient production runs of the IONSCAN(R) and related products. The sale at higher than expected prices of several Model 350 units during the first six months of 1996, the carrying value of which had been reduced in 1995, also contributed to the improvement.

         Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $429,000, or 13.0%, to $3.7 million from $3.3 million for fiscal 1995. In 1995, the Company recognized an expense decrease of $226,000 attributable to a negotiated reduction in professional fees and $147,000 of additional expense reduction recognized on the termination of the Company's Canadian Pension Plan as of December 31, 1993. Excluding these items, selling, general and administrative expenses in 1996 increased by $56,000, or 1.5%. As a percentage of revenues, selling, general and administrative expenses decreased to 34.2% from 51.9%. The decrease as a percentage of revenues was primarily attributable to spreading costs over increased revenues. Selling expenses increased by $108,000, or 4.6%, in 1996 as compared to 1995, primarily as a result of increased sales commissions on units sold in the fourth quarter of 1996.

         Product Development. Product development expenses decreased by approximately $124,000, or 35.0%, to approximately $230,000 from $354,000 for fiscal 1995. As a percentage of revenues, product development expenses decreased to 2.1% from 5.5%. The level of product development at any time is primarily a function of the availability of financial and personnel resources.

         Other Income and Expense. Equity in earnings of Labco represents the Company's share of Labco's operating results, in which the Company had a non-controlling ownership during most of 1996. Prior to December 31, 1995, the Company had a controlling interest in Labco, but from the first quarter of 1995 until the end of 1996, the Company presented Labco as an operation held for sale. The Company's share of Labco's net income for 1996 was $117,000, as compared to $258,000 for the same period in 1995 (where it is shown as Income from operations under the caption "Operation held for sale"). The Company sold its remaining interest in Labco in 1996. See Item 12 "Certain Relationships and Related Transactions--Sale of Subsidiary."

         In 1996, the Company earned investment income of $72,000.

         Other expense, net of income, was $12,000 in 1996, as compared to $52,000 in 1995. In 1996, the Company recognized $44,000 of gains from trading securities held for Canadian pension funding purposes, partially offset by miscellaneous expenses, including $43,000 of foreign exchange losses realized in 1996. In 1995, the Company realized foreign exchange losses of $79,000.

         Income Taxes. For the year ended December 31, 1996, the Company had a net tax benefit of $391,000 primarily due to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of both U.S. and Canadian tax loss carryforwards caused primarily by improved operating results.

Liquidity and Capital Resources

         Cash provided by operations was $2.0 million in 1997, and cash used in operations was $1.4 million in 1996 and $711,000 in 1995. Cash provided by operations in 1997 resulted primarily from net income of $5.8 million, partially offset by increases in accounts receivable and inventories. Accounts receivable increased as a result of higher sales, particularly during the month of December. Inventories also increased as the Company acquired the materials necessary to support increased IONSCAN(R) production. Cash used in operating activities during 1996 resulted primarily from increases in accounts receivable and inventory, which more than offset net income of $2.1 million for the year. Cash used in operating activities during 1995 resulted primarily from the loss of $827,000 recorded by the Company for 1995.

         Net cash provided by investing activities was $639,000 in 1997, and net cash used in investing activities was $3.9 million in 1996 and $58,000 in 1995. Cash provided by investing activities in 1997 resulted primarily from the sale of investments, partially offset by capital expenditures. Cash used in investing activities during 1996 resulted primarily from the investment of a portion of the net proceeds of the Company's November 1996 public offering, offset in part by the receipt of $574,000 in connection with the Company's sale of its remaining interest in Labco. Cash used in investing activities during 1995 resulted primarily from the purchase of equipment, which was partially offset by the receipt of an additional $300,000 in connection with the sale of Labco.

         Cash provided by financing activities was $315,000 in 1997, $10.6 million in 1996 and $584,000 in 1995. Cash provided by financing activities during 1997 resulted primarily from the net proceeds of certain option and warrant exercises, offset in part by the repayment of indebtedness. Cash provided by financing activities in 1996 resulted primarily from the Company's November 1996 public offering, as well as the proceeds from the sale of $1.0 million of convertible subordinated debentures, offset in part by the repayment of indebtedness. Cash provided by financing activities in 1995 resulted primarily from the receipt of net proceeds from the private placement of securities, offset in part by the repayment of certain indebtedness.

         The Company's capital expenditures in 1997 aggregated approximately $1.2 million. Such expenditures consisted primarily of software upgrades to various manufacturing information systems, computer hardware modernization relating to the Company's network system and the acquisition of additional equipment. The Company believes that it will require approximately $1.0 million in additional investment in tooling, equipment, and facility improvements to meet its anticipated production levels for 1998.

         In March 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited ("BRL"), have agreed not to pledge their assets to any other creditor without the Bank's prior written consent.

         The Company has substantial tax loss carryforwards to offset future tax liabilities in the U.S.

         As of December 31, 1997, the Company had cash and cash equivalents of $8.2 million and marketable securities of $2.5 million. The Company believes that its existing cash balances, marketable securities, income from operations in future periods and the net proceeds from this Offering will be sufficient to fund its working capital requirements for at least the next twelve months.

Inflation

         Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

Year 2000 Issue

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activity.

         Based on a recent internal assessment, the Company has determined that the cost to modify its existing software and/or to convert to new software will not be significant. However, if customers, suppliers or others with whom the Company does business experience problems relating to the year 2000 issue, the Company's business, financial condition or results of operations could be materially adversely affected.

Recent Pronouncements of the Financial Accounting Standards Board

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and will be effective for fiscal years beginning after December 15, 1997. The Company will be reviewing this document to determine its applicability to the Company and has elected not to adopt early application.

         In June 1997, the FASB issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information," which supercedes SFAS No. 14,
"Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Item 7.  Financial Statements and Supplemental Data.

         Financial  statements  and  supplementary   financial  information  are
contained on pages F-1 through F-22.

Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosures.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promotors and Control Persons, Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The following table sets forth certain information regarding the Company's executive officers and directors as of February 1, 1998.


             Name            Age               Position

Stanley S. Binder(1)         56   Chairman of the Board, Chief Executive Officer
                                  and President

John H. Davies(1)            61   Executive   Vice   President   and   Director,
                                  President  and  Chief Executive Officer of BRL

Richard S. Rosenfeld         51   Vice   President-Finance,   Chief    Financial
                                  Officer,  Treasurer  and   Assistant Secretary

Kenneth S. Wood              45   Vice President and Secretary, President of BII

John D. Abernathy(1)(2)(3)   60   Director

Richard D. Condon(2)         62   Director

John J. Harte(1)(3)          56   Director

James C. McGrath(2)(3)       55   Director

(1)      Member of Executive Committee.
(2)      Member of Audit and Finance Committee.
(3)      Member of Executive Compensation Committee.

         Mr. Stanley S. Binder joined the Company in July 1989 and has served as Chairman of the Board since February 1991, Chief Executive Officer since July 1990 and President since July 1989. Mr. Binder also is an independent general partner in the Special Situations Fund III, L.P. ("SSF III"), a substantial investor in the Company. See Item 12, "Certain Relationships and Related Transactions--General." Mr. Binder is chairman of the New Jersey Council of the American Electronics Association and a member of the Board of Directors of the American Electronics Association.

         Mr. John H. Davies joined the Company in October 1967 and has served as Executive Vice President of the Company since January 1992. Mr. Davies has been the President and Chief Executive Officer of BRL since August 1989. Mr. Davies has served as a director of the Company since February 1991.

         Mr. Richard S. Rosenfeld, a certified public accountant, joined the Company in January 1992 as Treasurer and Assistant Secretary. Since July 1993, he has been Vice President-Finance and Chief Financial Officer of the Company.

         Mr. Kenneth S. Wood joined the Company in April 1990 as Vice President of Operations of BII. Since January 1992, he has served as Vice President of the Company and the President of BII. He also has served as the Secretary of the Company since March 1993. From July 1978 until April 1990, he was Program Director for Lockheed Electronics, a company engaged in aerospace and defense electronics.

         Mr. John D. Abernathy, has served as a Director of the Company since October 1993. Mr. Abernathy is a certified public accountant. Since January 1995, he has been Executive Director of the law firm of Patton Boggs, LLP. From March 1994 to January 1995, he was an independent financial and management consultant. From March 1991 to March 1994, he was the Managing Director of Summit, Solomon & Feldesman, a law firm in dissolution since March 1993. From July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. He also is a director of Oakhurst Company, Inc., a distributor of automotive parts and accessories.

         Mr. Richard D. Condon has served as a Director of the Company since February 1992. Since January 1996, Mr. Condon has been a consultant to and director of Amherst Process Instruments, Inc., a scientific instrumentation company. From 1989 until December 1995, Mr. Condon was a consultant to and director of Analytical Technology, Inc., Boston, Massachusetts, a scientific instrumentation company.

         Mr. John J. Harte has served as a Director of the Company since 1986. He was Vice President, Special Projects of the Company from 1991 until January 1997. He is a certified public accountant and, since 1978, has been Vice President of Mid-Lakes Distributing Inc., a manufacturer and distributor of heating and air conditioning parts and equipment located in Chicago, Illinois. Mr. Harte also serves as a director of IBNET Inc., a global internet company.

         Mr. James C. McGrath, has served as a Director of the Company since January 1994. Mr. McGrath is an international security consultant. Since July 1989, he has been President of McGrath International, Inc., a management consulting firm specializing in the security field.

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. The Company's Directors are elected by the holders of the Company's Common Stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock voting as a single class. There are no family relationships among any of the directors or executive officers.

Item 10.  Executive Compensation

         The following table sets forth certain compensation paid to the President and Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus for the year ended December 31, 1997 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                Summary Compensation Table

                                                 Annual Compensation               Long-Term Compensation
                                                                                         Securities
                                                                            Restricted   Underlying            All Other
         Name and         Fiscal    Salary     Bonus(1)      Other Annual      Stock      Options/    LTIP   Compensation
    Principal Position     Year       ($)         ($)        Compensation    Award(s)       SARs     Payouts    ($)(2)
----------------------------------------------------------------------------------------------------------------------

Stanley S. Binder           1997    $200,000   $350,000             --              --      87,500       --      $9,500
   President and Chief      1996     171,491     63,000             --              --      55,000       --       2,925
   Executive Officer        1995     171,491         --             --              --      45,000       --       5,940

John H. Davies*             1997    $136,440   $180,000             --              --      34,000       --      $6,811
   Executive Vice           1996     125,275     43,200             --              --      38,250       --       6,317
   President of the         1995     125,775         --        $12,149(3)           --      31,250       --       6,317
   Company

Kenneth S. Wood             1997    $130,000   $170,000             --              --      31,500       --      $8,480
   President of Barringer   1996     111,815     39,600             --              --      33,750       --       2,199
   Instruments, Inc.        1995     111,815         --             --              --      26,250       --       2,283

Richard S. Rosenfeld        1997    $107,500   $115,000             --              --      27,300       --      $7,085
   Vice President-Finance,  1996      96,000     34,200             --              --      27,500       --       1,872
   Chief Financial Officer  1995      96,000         --             --              --      22,500       --       4,410

* Amounts converted to U.S. dollars at the average exchange rate for such year.

(1) Represents amounts accrued pursuant to the Company's annual incentive compensation plan.


(2) Represents amounts contributed by the Company pursuant to the Company's tax-qualified 401(k) deferred compensation plan ("401(k) Plan"). In 1997, the 401(k) Plan provided that the Company would make matching contributions to the participants in the 401(k) Plan equal to 100% of the first 5.0% of a participant's salary contributed. In 1996 and 1995, the 401(k) Plan provided that the Company would make matching contributions to the participants in the 401(k) Plan equal to 100% of the first 2.0% of a participant's salary contributed and 50.0% of the next 5.0% of a participant's salary contributed. Company contributions to the 401(k) Plan vest proportionately over a five-year period, commencing at the end of the participant's first year with the Company.

(3) The other annual compensation for Mr. John Davies represented the payment of previously accrued and unpaid vacation pay.

         Effective January 1, 1998, the Company adopted the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). The SERP Plan provides eligible participants with certain retirement benefits supplemental to the Company's 401(k) Plan. Pursuant to the SERP Plan, the Company will make annual contributions to the account of each participant equal to a variable percentage of the participant's base salary and annual cash bonus depending on the Company's achievement of certain performance targets. The actual percentage contribution will be determined by the Executive Compensation Committee, subject to certain parameters. A participant will become vested under the SERP Plan after five years of participation therein. A participant may elect to receive benefits under the SERP Plan commencing at age 60 and is entitled to receive either a lump-sum payment of his or her account balances upon retirement or to use the account balance to purchase an annuity. In the event of the termination of a participant's employment under certain circumstances set forth in the SERP Plan, the participant will be entitled to receive his or her account balance whether or not the participant has become vested under the SERP Plan. Currently, each of the Named Executive Officers participates in the SERP Plan.

Option Grants

         The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the Named Executive
Officers:

                    Option/SAR Grants in Last Fiscal Year(1)

                             Number of       Percent of Total
                            Securities         Options/SARs
                            Underlying          Granted to          Exercise or
                           Options/SARs        Employees ins        Base Price
Name                       Granted(#)(2)      Fiscal Year(3)          ($/sh)
Stanley S. Binder                50,000                32.5%             $ 9.375
                                 37,500                                   11.780

John H. Davies                   25,000                12.6                9.375
                                  9,000                                   11.780

Kenneth S. Wood                  22,500                11.7                9.375
                                  9,000                                   11.780

Richard S. Rosenfeld             19,500                10.1                9.375
                                  7,800                                   11.780

(1)  The Company did not grant stock appreciation rights in 1997.

(2) Stock option grants were made in February and December 1997. Stock options granted in the first tranche expire on February 28, 2007 and options granted in the second tranche expire on December 22, 2007. Twenty-five percent of each option grant is exercisable after the first anniversary of the date of grant, 50.0% is exercisable after the second anniversary, 75% is exercisable after the third anniversary and 100% is exercisable after the fourth anniversary. (3) Options covering a total of 268,900 shares of Common Stock were granted to employees in 1997.

Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of stock options during 1997 and unexercised options held by such Named Executive Officers as of December 31, 1997.

      Aggregated Option Exercises in 1997 and Fiscal Year-End Option Values

                                                                Number of Unexercised
                                                                Securities Underlying             Value of Unexercised
                             Shares                                Options/SARs                   in-the-money Options
                           Acquired On        Value               at Year-End(#)          at Year-End($)(1)
         Name              Exercise(#)     Realized($)   Exercisable     Unexercisable   Exercisable     Unexercisable
-------------------------------------------------------------------------------------------------------------------------

Stanley S. Binder              --              --         54,500           133,000        $701,938          $907,813
John H. Davies                 --              --         37,875            65,625         487,828           558,839
Kenneth S. Wood                --              --         32,625            58,875         420,609           491,496
Richard S. Rosenfeld           --              --         27,250            50,050         350,969           413,022

(1) Based on a closing bid price of $14.375 per share for the Common Stock as of December 31, 1997.

         BRL maintained a defined benefit pension plan for its Canadian employees that was terminated on December 31, 1993. Mr. Davies was a participant in that plan. His projected annual benefit at age 65 has been set at approximately $54,000, which amount may be subject to change only in response to changes in the Canadian pension regulatory scheme.

Stock Option Plans

         1990 Option Plan

         The Company maintained an option plan (the "1990 Option Plan") pursuant to which the Company was authorized to grant options covering a total of 100,000 shares of Common Stock. As of December 31, 1996, options covering a total of 23,750 shares of Common Stock were outstanding thereunder and no further options could be granted thereunder. All of such options expired in January 1997.

         1997 Stock Compensation Program

         In May 1997, the Company adopted the Barringer 1997 Stock Compensation Program (the "Stock Compensation Program") in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Stock Compensation Program, 600,000 shares of Common Stock are reserved for issuance, of which up to 500,000 shares may be issued under the Employee Plans and up to 100,000 shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Executive Compensation Committee of the Board of Directors.

         Options and awards granted under the Stock Compensation Program may have an exercise or payment price as established by the Executive Compensation Committee; provided that the exercise price of incentive stock options granted under the Employee Plans may not be less than the fair market value of the underlying shares on the date of grant. Options granted under the Independent Director Plan must have an exercise price equal to the fair market value of the underlying shares on the date of grant.

         Unless otherwise provided at the date of grant, no option or award may vest within one year of the date of grant and no option or award may be exercised more than 10 years from the date of grant. Options granted under the Independent Director Plan vest one year following the date of grant and expire if not exercised on or before the fifth anniversary thereof. Unless otherwise specified by the Executive Compensation Committee, options and awards (other than pursuant to the Independent Director Plan) vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant. Vesting of any option or award granted under the Stock Compensation Program may be accelerated in certain circumstances, including upon the occurrence of a "Change in Control Event" (as defined in the Stock Compensation Program).

         Options and awards granted under the Stock Compensation Program are nontransferable, except by will or by the laws of descent and distribution. However, the Executive Compensation Committee may permit the recipient of a non-incentive stock option granted under the Employee Plans and options granted under the Independent Director Plan to transfer the option to a family member or a trust created for the benefit of family members. During the lifetime of a participant, an option may be exercised only by the participant or a permitted transferee. In the event that a participant's employment or service terminates as a result of death, all vested awards will be paid to the participant's estate by the Company and the participant's estate or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of death. If the participant's employment or service terminates as a result of retirement or a "disability" (as set forth in the Stock Compensation Program), all vested awards will be paid to the participant by the Company and the participant or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of termination. If the participant's employment or service terminates for cause, all options and awards will automatically expire upon termination. If the participant's employment or service terminates other than as a result of death, disability, retirement or termination for cause, the participant will have the right to collect all vested awards immediately and the participant or any permitted transferee will have the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or awards or 30 days from the date of termination, subject to extension at the discretion of the Administrator, or three months from the date of termination in the case of options granted pursuant to the Independent Director Plan. In all cases, any unvested options or awards will terminate as of the date of termination of employment or service.

         The Stock Compensation Program will terminate on February 28, 2007, unless earlier terminated by the Board of Directors. No options or awards may be granted under the Stock Compensation Program after its termination; however, termination of the Stock Compensation Program will not affect the status of any option or award outstanding on the date of termination.

         Incentive stock options exercisable for an aggregate of 268,900 shares of Common Stock have been granted to date under the Employee Plans. These options expire 10 years after the date of grant and have a weighted average exercise price of $10.57 per share. Such options are exercisable annually in 25% increments beginning with the first anniversary of the date of grant. In addition, pursuant to the terms of the Independent Director Plan, options exercisable for an aggregate of 12,000 shares have been granted to the Company's independent directors to date. These options become exercisable one year from the date of grant, expire five years from the date of grant and have an exercise price, subject to adjustment, of $13.875 per share.

         Exercise Program

         In connection with the options granted by the Company to its employees, the Board of Directors has approved a stock option exercise program (the "Exercise Program"). The Exercise Program permits all employees of the Company and its subsidiaries who are granted stock options (pursuant to either qualified or non-qualified plans) to finance the exercise of such options by causing the Company to issue the shares underlying such options upon receipt by the Company from the employee of a full-recourse demand note evidencing indebtedness to the Company in an amount equal to the exercise price. Such loans, which are secured by the underlying shares of Common Stock, are interest-free for one year from the date on which the employee exercises his or her option, after which interest accrues at the prime rate, which rate is changed monthly. The loans are repaid with a portion of the proceeds from the sale of the Common Stock to be received by the employees upon the exercise of their options. As of March 27, 1998, Messrs. Binder and Wood were indebted to the Company in the amounts of approximately $259,785 and $13,050, respectively, for loans made pursuant to the Exercise Program. During 1997, the largest aggregate amount of indebtedness of Messrs. Binder and Wood pursuant to such loans were $255,199 and $84,650, respectively. The rate of interest charged on each such loan during 1997 was the prime lending rate charged by Summit Bank.

Employment Agreements and Compensation Arrangements

         The Company has entered into a five-year employment agreement with Mr. Binder, the President and Chief Executive Officer of the Company (the "Employment Agreement"), effective January 1, 1998, pursuant to which Mr. Binder receives a base salary of $250,000 per annum, subject to certain adjustments and to periodic increases as determined by the board of directors. In addition, Mr. Binder is entitled to receive up to a total of three special bonuses during the term of the Employment Agreement, in the amount of $65,000, $65,000 and $70,000, respectively, in the event that the Company's EBITDA (as defined in the Employment Agreement), exceeds certain targeted amounts for any fiscal year during the term of the Employment Agreement. Pursuant to the Employment Agreement, Mr. Binder is also entitled to participate in the Company's cash bonus plan and to participate in the SERP Plan adopted by the Company for certain senior executives. Also, under the terms of the Employment Agreement, Mr. Binder received stock options covering 50,000 shares of Common Stock having an exercise price of $11.78 per share (equal to the fair market value on the date of grant). In the Employment Agreement, the Company has agreed to maintain a $1.0 million term life insurance policy for Mr. Binder's benefit. Mr. Binder is entitled to several perquisites, including a car allowance and reimbursement for the cost of certain financial planning services.

         In the event that Mr. Binder's employment is terminated pursuant to a Without Cause Termination, or Mr. Binder terminates his employment for Good Reason (as such terms are defined in the Employment Agreement), Mr. Binder will be entitled to a severance payment equal to 2.99 times his then-current base salary and to certain other severance benefits. In addition, upon the occurrence of a Change in Control Event (as such term is defined in the Employment
Agreement), Mr. Binder has the right to terminate his employment within 180 days, in which event the termination will be treated as a termination for Good Reason with the effects specified above. In addition, the Company has agreed to pay Mr. Binder additional amounts, if necessary, to pay any excise tax Mr. Binder may become subject to in the event that any payment made to him under the Employment Agreement constitutes an "excess parachute payment" within the meaning of Section 209G of the Internal Revenue Code of 1986, as amended.

         Pursuant to the Employment Agreement, Mr. Binder has agreed to certain confidentiality, work-for-hire and non-competition covenants.

         The Company has entered into employment agreements with Messrs. Wood and Rosenfeld which run for a term of one year from November 1, 1996, subject to automatic renewal unless either the employee or the Company gives the other party to the employment agreement 90 days' prior written notice of non-renewal. Pursuant to the employment agreements, Messrs. Wood and Rosenfeld received annual base salaries of $130,000 and $107,500, respectively, for 1997 and will receive annual base salaries of $150,000 and 125,000, respectively, for 1998, subject to periodic increases at the discretion of the Board of Directors, and are entitled to participate in any cash bonus plan maintained by the Company. Both of the employment agreements provide, among other things, that, in the event of a termination of employment by the Company without cause, or a termination by the employee in certain circumstances following a "change in control" of the Company, the employee will be entitled to receive certain severance benefits (payable in equal monthly installments) determined on a formula basis. Both of the employment agreements also contain certain confidentiality and non-competition provisions which continue in effect following the termination of the employee's employment by the Company.

         See   "-- Directors'   Compensation"  for  information   regarding  the
consulting agreement between the Company and Mr. Harte.

Directors' Compensation

         Outside directors are entitled to an annual retainer of $3,000 per quarter (plus a $500 quarterly fee for each committee chairperson) and a fee of $1,000 for each meeting attended and $500 for each committee meeting attended (regardless of whether or not the committee meeting is held on the same day as a meeting of the Board of Directors). Pursuant to a consulting agreement with the Company which terminated as of December 31, 1997, in lieu of his annual retainer, Mr. Harte had received a fee of $2,000 per month for services rendered to the Company, and a fee of $1,000 for each meeting he attended in his capacity as a director. Pursuant to the terms of the Stock Compensation Program, each director who has not been a full-time employee of the Company or any subsidiary for at least the prior 12 months receives an option to purchase 3,000 shares of Common Stock each year on the earlier of (i) the date of the Company's annual meeting of stockholders, or (ii) June 1. Options granted to such directors under the Stock Compensation Program have an exercise price equal to the fair market value per share as of the date of grant. See "--Stock Option Plans."

         Under the Company's 1991 Directors Warrant Plan (the "1991 Warrant Plan"), each non-employee director, upon election or appointment to the Board, was offered 3,750 warrants, at $0.40 per warrant, each of which was exercisable within five years to purchase one share of Common Stock at an exercise price determined by the Board at the time the warrants were issued, but not less than the current market price for the shares underlying the warrants. The 1991 Warrant Plan required each such new director to use his or her first quarterly director's fee to pay the purchase price for such warrants. The Board of Directors terminated the 1991 Warrant Plan effective May 1997.

Compensation Committee Interlocks and Insider Participation

         The Company's Executive Compensation Committee is comprised of Messrs. Abernathy, Harte and McGrath. During the fiscal year ended December 31, 1996, Mr. Harte was also the Vice President, Special Projects, of the Company.

         Until November 1996, Mr. Harte was Chairman of the Board of Labco, and Mr. Binder was a Director of Labco. Mr. Binder also served on the compensation committee of Labco's Board of Directors. Except as described herein, no executive officer of the Company and no member of the Compensation Committee is a member of any other business entity that has an executive officer that sits on the Company's Board or on the Executive Compensation Committee. In January 1996, Mr. Binder received an option to purchase 10,000 shares of Labco common stock at an exercise price equal to the fair market value of the Labco common stock on the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under Section 16(a) of the Exchange Act, the Company's directors, executive officers, and persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in such ownership to the Securities and Exchange Commission. These persons are also required to furnish the Company with a copy of all Section 16(a) forms they file. The Company is obligated to disclose any failures to, on a timely basis, file such reports. To the Company's knowledge, based solely on a review of such reports and any amendments thereto which have been furnished to the Company, the Company has not identified any reports required to be filed during the year ended December 31, 1997 that were not filed in a timely manner.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of February 1, 1998, the number of shares of Class A Convertible Preferred Stock, Class B Convertible Preferred Stock and Common Stock owned by each Named Executive Officer, each director and all directors and executive officers as a group and any persons (including any "group" as used in Section 13(d)(3) of the Exchange Act) known by the Company to own beneficially 5% or more of such securities. As of February 1, 1998, there were 5,509,854 shares of Common Stock, 45,146 shares of Class A Convertible Preferred Stock and 22,500 shares of Class B Convertible Preferred Stock issued and outstanding. As of that date, none of the executive officers and directors of the Company owned shares of the Company's Class A Convertible Preferred Stock or Class B Convertible Preferred Stock. The business address for all of the executive officers and directors of the Company is 219 South Street, Murray Hill, New Jersey 07974.

                           Beneficial          Beneficial         Beneficial
                           Ownership           Ownership          Ownership of
                           of Class A          of Class B         Common Stock
                           Convertible         Convertible        Prior to
                           Preferred Stock    Preferred Stock    Offering(1)(2)
                         Number    Percent  Number  Percent   Number     Percent
                         of         of       of      of       of         of
    Name                 Shares     Class   Shares  Class     Shares     Class
Stanley S. Binder(4)         --       --       --       --   139,011       2.7%

John H. Davies(5)            --       --       --       --   121,667       2.2

John J. Harte(6)             --       --       --       --    51,100       *

Richard D. Condon(7)         --       --       --       --    32,250       *

John D. Abernathy(8)         --       --       --       --    29,204       *

James C. McGrath(9)          --       --       --       --    22,250       *

Kenneth S. Wood(10)          --       --       --       --    57,136       1.0

Richard S. Rosenfeld (11)    --       --       --       --    50,661       *

All directors and executive
  officers as a group
  consisting of eight
  (8) persons                --       --       --       --   503,219       8.7

Austin W. Marxe(12)          --       --       --       -- 1,026,822      18.0
153 E. 53rd St.
NY, NY 10022

Perkins Capital Management,
  Inc.(13)                   --       --       --       --   554,559      10.1
730 East Lake Street
Wayzata, MN 55391

Corbyn Investment Management,
  Inc.(14)                   --       --       --       --   400,100       7.3
2330 W. Joppa Road
Suite 108
Lutherville, MD 21093

Westcliff Capital Management,
  LLC(15)                    --       --       --       --   439,225       6.9
200 Seventh Avenue,
Suite 105
Santa Cruz, CA 95062

Richard S. Spencer III(15)   --       --       --       --   439,225       6.9
200 Seventh Avenue,
Suite 105
Santa Cruz, CA 95062

David R. Korus(15)           --       --       --       --   439,225       6.9
152 W. 57th Street
New York, NY 10019

Ronald and Kathleen Hanna    21,549   47.7%    --       --     7,795       *
135 South Horizon Circle
Prescott, AZ 86303

Max Gerber(16)               --       --   12,500       55.6%  4,536       *
26 Broadway
New York, NY 10004-1776

Paul Spitzberg(17)           --       --   10,000       44.4   3,639       *
16 Whiteowl Road
Tenafly, NJ 07670

*    Less than 1%

(1) Assumes the exercise of all outstanding warrants for Common Stock, the conversion of each outstanding share of Class A Convertible Preferred Stock and Class B Convertible Preferred Stock into Common Stock and the exercise of all options exercisable within 60 days of February 1, 1998 for each person or entity.

(2)  Certain amounts shown are subject to adjustment in certain circumstances.

(3)  Assumes the exercise of the Underwriters' over-allotment option in full.

(4) Includes 72,875 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 1, 1998 and 12,500 shares of Common Stock issuable upon exercise of warrants owned by Mr. Binder. Excludes shares of Common Stock beneficially owned by SSF III of which Mr. Binder is an independent general partner. Mr. Binder disclaims any beneficial interest in such shares.

(5) Includes 50,372 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 1, 1998 and 12,500 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Davies.

(6) Includes 13,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 1, 1998.

(7) Includes 13,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 1, 1998 and 5,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Condon.

(8) Includes 13,500 shares of Common Stock issuable upon the exercise of options exercisable with 60 days of February 1, 1998 and 6,250 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Abernathy.

(9) Includes 13,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 1, 1998 and 3,750 shares of Common Stock issuable upon the exercise of warrants owned by Mr. McGrath.

(10) Includes 43,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 1, 1998.

(11) Includes 36,625 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of February 1, 1998 and 5,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Rosenfeld. Also includes 3,636 shares of Common Stock owned by Mr. Rosenfeld's child.

(12) Includes (i) 502,580 shares of Common Stock and 256,667 shares of Common Stock issuable upon the exercise of warrants owned by SSF III, and (ii) 174,242 shares of Common Stock and 93,333 shares of Common Stock issuable upon the exercise of warrants owned by Special Situations Cayman Fund, L.P. (the "Cayman Fund"). AWM Investment Company, Inc. ("AWM") is the sole general partner of the Cayman Fund and the sole general partner of MGP Advisors Limited ("MGP"), a general partner of SSF III. Mr. Marxe is the President and Chief Executive Officer of AWM and the principal limited partner of MGP. Accordingly, Mr. Marxe may be deemed to be the beneficial owner of all of the shares of Common Stock held by SSF III and the Cayman Fund. Mr. Binder is an independent general partner of SSF III. Mr. Binder disclaims beneficial ownership of all shares held by SSF III.

(13) Consists of 319,150 shares of Common Stock owned by clients of Perkins Capital Management, Inc. ("Perkins Capital") and 235,409 shares of Common Stock held by The Perkins Opportunity Fund (the "Perkins Fund"), for which Perkins Capital acts as investment adviser. Perkins Capital disclaims any beneficial interest in the shares of Common Stock held by the Perkins Fund.

(14) Consists of 76,100 shares of Common Stock owned by Corbyn Investment Management, Inc. and 324,000 shares of Common Stock owned by Greenspring Fund, Inc.

(15) Includes 135,425 shares of Common Stock owned by Westcliff, LLC ("WL"), 47,175 shares of Common Stock owned by Westcliff Partners, L.P. ("WP") and 88,250 shares of Common Stock owned by Westcliff Long/Short, L.P. ("WLS"). Westcliff Capital Management, LLC ("WCM") is the investment adviser to and a general partner of WP and WLS and WL is a general partner of WP and WLS. Messrs. Spencer and Korus are the sole managers of WCM and WL.

(16) Includes 4,447 shares of Common Stock issuable upon conversion of the Class B Convertible Preferred Stock.

(17) Includes 3,558 shares of Common Stock issuable upon conversion of the Class B Convertible Preferred Stock.

Item 12. Certain Relationships and Related Transactions

General

         In July 1996, the Company sold to SSF III, which is controlled by Mr. Marxe and of which Mr. Binder is an independent general partner with approximately a 0.01% interest in such partnership, and to the Special Situations Cayman Fund, LP, an affiliate of SSF III (collectively, with SSF III, "SSF"), $450,000 in principal amount of the Company's 6% Subordinated Convertible Debentures due 1997 (the "Debentures"). The Debentures bore interest at the rate of 6.0% per annum, were convertible into shares of Common Stock at a conversion rate of $2.75 and, pursuant to their terms, matured 30 days after the consummation of the Company's November 1996 public offering, unless converted prior thereto. Certain officers and directors of the Company purchased an additional $100,000 in aggregate principal amount of the Debentures.
All of the  Debentures  were  converted  into shares of Common Stock in December
1996.

         Mr. Abernathy is currently the Executive Director of Patton Boggs, LLP, a Washington, D.C. law firm. During 1997, the Company retained Patton Boggs, LLP to represent the Company in various matters and has retained such firm in 1998.

Sale of Subsidiary

         Prior to December 1995, the Company controlled Labco, a publicly traded company that provides comprehensive laboratory-based analytical and consulting services in the United States and Mexico, including environmental monitoring and geochemical analysis for the hydrocarbon and mineral exploration industries. In order to focus its resources on its core business and to increase working capital, in December 1995 the Company entered into a Stock Purchase Agreement with Labco (the "Stock Purchase Agreement") pursuant to which the Company sold back to Labco 647,238 shares of Labco's common stock for an aggregate purchase price of $809,000. The purchase price consisted of the cancellation of all inter-company obligations and $300,000 in cash. After giving effect to the sale, the Company continued to own 437,475 shares of Labco's common stock. However, under the terms of the Stock Purchase Agreement, Labco retained an additional 88,260 shares of Labco common stock owned by the Company (the "Retained Shares"), subject to the return of the Retained Shares to the Company upon Labco meeting certain pre-tax earnings goals for 1996. The Company also agreed to terminate all voting arrangements allowing it to vote shares of Labco common stock not owned by it and agreed for a period of 24 months not to enter into any such voting arrangements. See Note 13 of the Notes to Consolidated Financial Statements.

         In October 1996, the Company and Labco entered into a Termination Agreement (the "Termination Agreement") pursuant to which Labco agreed to waive its right of first refusal with respect to, and to terminate the other restrictions on, the transfer of the Company's remaining Labco shares. The
Company agreed that, for a period of three months from the date of the Termination Agreement, it would sell such shares at a price of at least $1.6875 per share (the "Target Price") in a distribution in which it would not knowingly sell more than 75,000 shares to any one purchaser or group of related purchasers. Under the Termination Agreement, for such three-month period, the Company agreed to sell its Labco shares as provided above upon receipt of an offer to acquire such shares at a price per share at least equal to the Target Price. The restrictions described above also applied to any shares of Labco common stock issuable to the Company upon the exercise of certain warrants held by the Company. Labco registered the Company's Labco shares for resale pursuant to the Securities Act to facilitate such sales.

         In the Termination Agreement, the Company also agreed to surrender to Labco the Retained Shares and to terminate all remaining inter-company arrangements. In addition, upon the disposition by the Company of at least 250,000 of its shares of Labco common stock, Messrs. Binder and Harte agreed to resign their positions with Labco.

         As of December 31, 1996, the Company had sold its entire interest in Labco and, pursuant to the terms of the Termination Agreement, Messrs. Binder and Harte had resigned their respective positions with Labco.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

Exhibit
  No.             Description
                                                                            Page

3.1 Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

3.2 By-laws of the Company (previously filed as Exhibit 3.2A to the Company's Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1994 (File No. 0-3207) and incorporated herein by reference).

10.1 Amended and Restated Employment Agreement, dated as of December 31, 1997, between the Company and Stanley S. Binder (previously filed as Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

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

10.6 Form of 1996 nonqualified stock option agreement (previously filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.7 Description of 1991 Warrant Plan (previously filed as Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.8 Description of Exercise Plan (previously filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.9 Barringer Technologies Inc. 1997 Stock Compensation Program (previously filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference.)

10.10 License Agreement, dated February 27, 1989, between Canadian Patents and Development Limited--Societe Canadienne Des Brevets Et D'Exploitation Limite and Barringer Instruments Limited (the "License Agreement"), Supplement #1, dated March 4, 1991, Assignment of License Agreement, dated January 2, 1992, to Her Majesty the Queen in Right of Canada, as
     Represented By the Minister of National Revenue and Supplemental Letter Agreement, dated October 7, 1996 (previously filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.11 Letter Agreement, dated July 25, 1997, by and between Barringer Research Limited and Her Majesty the Queen in Right of Canada, as Represented By the Minister of National Revenue (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference.)

10.12 Termination Agreement, dated October 7, 1996, between the Company and Barringer Laboratories Inc. (previously filed as Exhibit 10.11 to the
     Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.13 Warrant Agreement by and between the Company and American Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.14 Form of Warrant issued to Janney Montgomery Scott Inc (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.15 Lease, dated as of February 17, 1993, between the Company and Murray Hill Associates (previously filed as Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.16 Lease, dated as of July 27, 1995, between Barringer Research Limited and Lehndorff Management Limited (previously filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

10.17 Letter Agreement dated February 20, 1998 by and between the Company and The Boyle Company (previously filed as Exhibit 10.17 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference.)

10.18 Supplemental Executive Retirement Plan (previously filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference.)

10.19 Revolving Credit Note dated March 13, 1998 between the Company and Fleet Bank, N.A. (previously filed as Exhibit 10.19 to the Company's Registration Statement on Form SB-2 (File No. 333-33129 and incorporated herein by reference).

10.20 Unlimited Guaranty of Payment and Performance dated March 13, 1998 between the Company and Fleet Bank, N.A. (previously filed as Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (File No. 333-33129 and incorporated herein by reference).

10.21 Revolving Credit Loan Agreement dated March 13, 1998 among the Company, Barringer Instruments, Inc., Barringer Research Limited and Fleet Bank, N.A. (previously filed as Exhibit 10.21 to the Company's Registration Statement on Form SB-2 (File No. 333-33129 and incorporated herein by reference).

21.1 List of the Company's Subsidiaries (previously filed as Exhibit 21 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

23.1 Consent of BDO Seidman, LLP, independent certified public accountants.

27.1 Financial Data Schedule for the year ended December 31, 1997.

27.2 Financial Data Schedule for the year ended December 31, 1996, restated.

27.3 Financial Data Schedule for the year ended December 31, 1995, restated.

27.4 Financial Data Schedule for the three months ended March 31, 1997, restated.

27.5 Financial Data Schedule for the six months ended June 30, 1997, restated.

27.6 Financial Data Schedule for the nine months ended September 30, 1997, restated.

27.7 Financial Data Schedule for the three months ended March 31, 1996, restated.

27.8 Financial Data Schedule for the six months ended June 30, 1996, restated.

27.9 Financial Data Schedule for the nine months ended September 30, 1996, restated.

     (b)  Reports on Form 8-K.
           None





SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BARRINGER TECHNOLOGIES INC.

                                            By: /s/ Stanley S. Binder
                                                 Stanley S. Binder, President
                                                and Chief Executive Officer

Dated: March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Title                                Date

/s/ Stanley S. Binder         President, Chief                   March 31, 1998
-------------------------
Stanley S. Binder             Executive Officer
                              and Director

 /s/ John D. Abernathy        Director                           March 31, 1998
-------------------------
John D. Abernathy

 /s/ Richard D. Condon        Director                           March 31, 1998
--------------------------
Richard D. Condon

 /s/ John H. Davies           Director                           March 31, 1998
---------------------------
John H. Davies

 /s/ John J. Harte            Director                           March 31, 1998
----------------------------
John J. Harte

 /s/ James C. McGrath         Director                           March 31, 1998
----------------------------
James C. McGrath

/s/ Richard S. Rosenfeld     Vice President-Finance, Chief       March 31, 1998
---------------------------- Financial Officer and Treasurer
Richard S. Rosenfeld         (Principal Financial Officer
                             and Principal Accounting Officer)

                           BARRINGER TECHNOLOGIES INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Consolidated Financial Statements

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997                F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997                                          F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1995, 1996 and 1997                                          F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
  1995, 1996 and 1997                                                       F-6

Notes to Consolidated Financial Statements                                  F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                             F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Barringer Technologies Inc.
Murray Hill, New Jersey

         We have audited the accompanying consolidated balance sheets of Barringer Technologies Inc. as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Technologies Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

         Also, in our opinion, the schedule presents fairly, in all material espects, the information set forth therein.


                                                             BDO Seidman, LLP
                                                         /S/ BDO SEIDMAN, LLP
Woodbridge, New Jersey
February 19, 1998 (March 13, 1998 as to Note 16)

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                              December 31,
                                                           1996          1997
                                                           ------------------

                                     ASSETS
Current assets:
  Cash and cash equivalents                                $  5,276   $  8,188
  Marketable securities                                       4,328      2,499
  Trade receivables, less allowances of $63 and $109          3,521      7,908
  Inventories (note 2)                                        2,270      3,049
  Prepaid expenses and other                                    498        887
  Deferred tax asset (note 6)                                   731      1,506
                                                           -------------------
         Total current assets                                16,624     24,037
Machinery and equipment, net (note 3)                           595      1,505
Other                                                           104         66
                                                           -------------------
                                                           $ 17,323   $ 25,608
                                                           ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable (note 4)                                    $    174   $     --
  Accounts payable                                            1,009      1,324
  Accrued liabilities                                           421        473
  Accrued payroll and related taxes                             522      1,520
  Accrued commission                                            112        801
  Foreign income taxes payable (note 6)                         115        255
                                                           -------------------
         Total current liabilities                            2,353      4,373
Non-current liabilities                                         117        121
Commitments (note 7)
Stockholders' equity (note 5):
Convertible preferred stock, $1.25 par value, 1,000
   shares authorized, none outstanding                           --         --
Preferred  stock,   $2.00  par  value,  4,000  shares
   authorized  270  shares
   designated class A convertible preferred
    stock, 60 and 45 shares outstanding, less discount
    of $47 and $35, respectively                                 74         55
   730 shares designated class B convertible preferred
    stock, 123 and 23 shares outstanding, respectively          245         45
  Common stock, $0.01 par value, 7,000 and 20,000 shares
    authorized, respectively and 5,357 and 5,495 shares
    outstanding, respectively                                    54         55
  Additional paid-in capital                                 29,430     30,209
  Accumulated deficit                                       (14,522)    (8,780)
  Cumulative foreign currency translation adjustment           (415)      (457)
                                                           --------   --------
                                                             14,866     21,127
  Less: common stock in treasury, at cost, 31 shares            (13)       (13)
                                                           -------- ----------
         Total stockholders' equity                          14,853     21,114
                                                           -------------------
                                                           $ 17,323   $ 25,608
                                                           ===================







                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                  Year Ended December 31,
                                               1995        1996       1997
                                               --------------------------------

Revenues                                      $6,374      $10,923   $22,689
Cost of revenues                               3,601        5,363      9,008
                                              ------------------------------
  Gross profit                                 2,773        5,560     13,681
Operating expenses:
  Selling, general and administrative          3,305        3,734      7,971
  Product development                            354          230        715
                                              ------------------------------
         Total operating expenses              3,659        3,964      8,686
                                              ------------------------------
  Operating income (loss)                       (886)       1,596      4,995
Other income, (expense):
  Interest expense                              (240)        (228)        (9)
  Equity in earnings of unconsolidated
    subsidiary                                    --          117         --
  Gain on sale of investment in
    unconsolidated subsidiary                     --          123         --
  Investment income                               --           72        450
  Other, net                                     (52)         (12)       (53)
                                              ------ ------------    -------
                                                (292)          72        388
    Income (loss) before income tax benefit   (1,178)       1,668      5,383
 Income tax benefit (note 6)                       --          391        371
                                              ------------------------------
    Income (loss) from continuing operations  (1,178)       2,059      5,754
Operation held for sale (note 13):
  Income from operations                         258           --         --
  Gain on sale of portion of investment           93           --         --
                                              ------------------------------
                                                 351            0          0
                                              ------------------------------
         Net income (loss)                      (827)       2,059      5,754
Preferred stock dividends                        (82)         (39)       (12)
                                              ------      -------    -------
Net income (loss) attributable to common
  stockholders                                $ (909)     $ 2,020    $ 5,742
                                              =======      ==================
Basic per share data (notes 1 and 14):
  Income (loss) from continuing operations       $(0.39)     $  0.55    $  1.05
  Income from operation held for sale              0.08        --         --
  Gain on sale of operation held for sale          0.03        --         --
                                                 ---------------------------
         Net income (loss)                       $(0.28)     $  0.55    $  1.05
                                                 ======      ==================
Diluted per share data (notes 1 and 14):
  Income (loss) from continuing operations       $(0.39)     $  0.46    $  0.92
  Income from operation held for sale              0.08        --         --
  Gain on sale of operation held for sale          0.03        --         --
                                                 ---------------------------
         Net income (loss)                       $(0.28)     $  0.46    $  0.92
                                                 ======      ==================
Weighted average common and common
  equivalent shares outstanding:
  Basic                                        3,283        3,695      5,456
                                              ==============================
  Diluted                                      3,283        4,440      6,257
                                              ==============================





                 See notes to consolidated financial statements.


                           BARRINGER TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                           Common     Preferred     Class A        Class B
                                            stock       stock       pfd. stk.      pfd. stk.
                               Total   -----------------------------------------------------   Paid in   Accum.     Foreign   Treas.
                              equity    shrs  am't   shrs   am't  shrs  am't    shrs  am't     capital   deficit    Transl     stock
                              ------------------------------------------------------------------------------------------------------


Balance--January 1, 1995       $1,186 $2,872   $29   $445  $555   $83  $101   $318   $635    $16,036  $(15,633)    $4(524)   $(13)
  Sale of units in private
    placement, net                888    383     4                                               884
  Conversion of preferred
    stock                           0    159     2   (445) (555)              (60)   (120)       673
  Change in warrant
    exercise price in
    payment of debt                10                                                             10
  1995 dividend on preferred
    stock                           0     65                                                      82       (82)
  Net loss                       (827)                                                                    (827)
  Translation adjustment           68                                                                                 68
                              -----------------------------------------------------------------------------------------------------
Balance--December 31, 1995      1,325  3,479    35      0     0   83   101    258     515     17,685   (16,542)     (456)      (13)
  Sale of securities, net of
    expense ($741)             10,401  1,437    14                                            10,387
  Conversion of preferred
    stock                           0     55     1               (23)  (27)  (135)   (270)       296
  Issuance and exercise of
    stock options and
    warrants                       42     15                                                      42
  Conversion of debentures      1,000    364     4                                               996
  Preferred stock dividends       (15)     7                                                      24       (39)
  Net income                    2,059                                                                    2,059
  Translation adjustment           41                                                                                 41
                              -----------------------------------------------------------------------------------------------------
Balance--December 31, 1996     14,853  5,357    54      0     0   60    74    123     245     29,430*  (14,522)     (415)      (13)
  Conversion of preferred
    stock                           0     41                     (15)  (19)  (100)   (200)       219
  Issuance and exercise of
    stock options and
    warrants                      490     97     1                                               489
  Repayment of
   stockholder loan                71                                                             71
  Net income                    5,754                                                                    5,754
  Translation adjustment          (42)                                                                               (42)
  Preferred stock dividends       (12)                                                                     (12)
                              -------  --------------------------------------------------------------------------------------------
Balance--December 31, 1997    $21,114  5,495   $55      0  $  0   45   $55     23    $ 45    $30,209* $ (8,780)    $(457)     $(13)
                              ==========================================================================  ========  =====      ====

* At December 31, 1997 and 1996 net of note receivable of $203 and $274, respectively, from the sale of stock.






                See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                             Year Ended December 31,
                                                    1995        1996       1997
                                                  ------------------------------

Net income (loss)                                   $ (827)  $ 2,059    $ 5,754
Items not affecting cash:
  Depreciation and amortization                        362       115        272
  Inventory write-down and receivable reserves         656        22        332
  Income from and gain on sale of investment
    in Labco                                          (351)     (240)        --
  Pension recovery                                    (147)       --         --
  Deferred tax benefit                                  --      (506)      (775)
  Prepaid pension cost                                 (78)       --         --
  Other  71                                             50        30
Increase in non-cash working capital balances         (397)   (2,947)    (3,655)
                                                    ------   -------    -------
         Cash provided by, (used in) operating
           activities                                 (711)   (1,447)     1,958
                                                    ------   -------    -------
Investing activities:
  Purchase of machinery and equipment                 (358)     (124)    (1,190)
  Sale of (investment in) marketable securities         --    (4,328)     1,829
  Proceeds on sale of investment in Labco              300       574         --
                                                    ---------------------------
         Cash provided by, (used in) investing
           activities                                  (58)   (3,878)       639
                                                    ------   -------    -------
Financing activities:
  Proceeds on issuance of Convertible
    Subordinated Debentures                             --     1,000         --
  Reduction in long-term debt                           --      (300)        --
  Decrease in bank debt and other                     (412)     (570)      (174)
  Proceeds on issuance of equity securities            888    10,443        430
  Repayment of stockholder loan                         --        --         71
  Rent inducement                                      108        --         --
  Payment of dividends on preferred stock               --       (15)       (12)
                                                    ----------------    -------
         Cash provided by financing activities         584    10,558        315
                                                    ---------------------------
Increase (decrease) in cash and cash equivalents      (185)    5,233      2,912
Cash and cash equivalents--beginning of year           267        43      5,276
Less cash held for sale                                (39)       --         --
                                                    ------   ------------------
Cash and cash equivalents--end of year              $   43   $ 5,276    $ 8,188
                                                    ===========================
Changes  in  components  of  non-cash
  working  capital   balances  related  to
  operations:
  Trade receivables                                 $   38   $(2,010)   $(4,433)
  Inventories                                         (281)     (649)    (1,065)
  Other current assets                                  60      (248)      (389)
  Other assets                                         (12)       39         38
  Accounts payable and accrued liabilities            (202)      (79)     2,194
                                                    ------   -------    -------
Increase in non-cash working capital balances       $ (397)  $(2,947)   $(3,655)
                                                    ======   =======    =======

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

  Per Share Data

         In December, 1997, as required, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants. In accordance with SFAS 128 all prior periods presented have been restated to conform to the new presentation.



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

         For the years ended December 31, 1995 and 1996, the Company had recognized revenues of $264,000 and $49,000 respectively, on jobs in process and had incurred related costs of $183,000 and $25,000 respectively, of which $210,000 and $0, respectively, were billed to customers. For the year ended December31, 1997, the Company did not have any significant contracts in progress.

  Financial Instruments and Credit Risk Concentration

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to such receivables are limited to primarily governmental agencies. Marketable securities consists primarily of investments in U.S. government and agency obligations and commercial paper.

  Long-Lived Assets

         Long-lived assets, such as machinery and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which the Company adopted effective for the year ended December 31, 1996. No write-downs have been necessary through December 31, 1997.

  Stock-Based Compensation

         The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation", but applies Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting and measuring compensation expense related to stock option plans. There was no compensation expense related to the issuance of stock options to employees for the years ended December 31, 1995, 1996 and 1997. In 1996, the Company recorded compensation expense in the amount of $60,000 relating to stock options awarded to the Company's independent directors (see note 5 for pro-forma disclosure required by SFAS 123).

  Fair Value of Financial Instruments

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company has the ability and intent to hold all marketable securities through their respective maturity dates.

  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to technology and market changes. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to accounts receivable, inventories, equipment and deferred income taxes.

  Recent Pronouncements of the Financial Accounting Standards Board

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and will be effective for fiscal years beginning after December 15, 1997. The Company will be reviewing this document to determine its applicability to the Company and has elected not to adopt early application.

         In June 1997, the FASB issued SFAS No.131, "Disclosures About Segments of an Enterprise and Related Information," which supercedes SFAS No. 14,
"Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

2.  Inventories

         At December 31, 1996 and 1997, the Company had parts, subassemblies and work in process of $1,483,000, and $2,748,000 and finished goods of $787,000, and $301,000, respectively.

3.  Machinery and Equipment

         The major categories of machinery and equipment are as follows:

                                                  December 31,
                                            1996                  1997
                                            --------------------------

         Office equipment                   $   395,000         $   969,000
         Machinery and equipment              1,857,000           1,986,000
         Leasehold improvements                  64,000              70,000
                                            -------------------------------
                                              2,316,000           3,025,000
         Accumulated depreciation            (1,721,000)         (1,520,000)
                                            -----------         -----------
           Totals                           $   595,000         $ 1,505,000
                                            ===============================

4.  Note Payable

         The Company's Canadian subsidiary, Barringer Research Ltd. ("BRL"), had a financing arrangement with the Ontario Development Corporation ("ODC") for a $730,000 export line of credit. In January 1997, the Company paid all amounts owed to the ODC and the facility was terminated.

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

5.  Stockholders' Equity

  Public Offerings

          On March 3, 1998, the Company filed with the Securities and Exchange Commission a registration statement relating to a proposed underwritten public offering by the Company of 2,000,000 shares of its Common Stock.

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

         On June 30, 1995, the Company completed an additional private placement in which it sold an additional 128 Units, including 22 Units to seven members of senior management and the Company's Board of Directors, for proceeds aggregating $168,000. This private placement did not include the additional three year warrant.

         On July 10, 1996, the Company completed the sale of $1,000,000 of its 6% Convertible Subordinated Debentures, ("Debentures") due 1997, in a private transaction to private investors including members of management. These debentures were convertible into shares of the Company's Common Stock at the rate of $2.75 per share and mature on the earlier of (i) 30 days after the completion of an underwritten public offering or a private placement by the Company of its equity securities pursuant to which the Company receives net proceeds in an aggregate amount in excess of $5,000,000, or (ii) July 9, 1997. Interest is payable semi-annually. A portion of the net proceeds of the sale of these debentures were used to repay the 12 1/2% Subordinated Convertible Debentures due 1996. All of the Debentures were converted into 363,628 shares of common stock in December 1996, as a result of the public offering.

  Due from Officers/Shareholders

         In connection with the exercise of options to acquire 190,000 shares of the Company's Common Stock, two officers of the Company signed full recourse interest bearing (no interest the first year, prime rate thereafter) unsecured promissory demand notes aggregating $274,000 that was available to them under the Company's stock option purchase program. Under that program the Company has arranged for a market-maker in the Company's Common Stock, to coordinate the orderly sale in the open market of a portion of the Common Stock to be received by the employees upon the exercise of their options in an amount sufficient to repay the loan and related interest. As of December 31, 1997, and 1996, $203,000 and $274,000, respectively, was outstanding.

  Common Stock Outstanding or Reserved for Issuance

         The following table sets forth the number of shares of Common Stock outstanding as of December 31, 1997 as well as the number of shares of Common Stock that would be outstanding in the event that all of the options and warrants are exercised and all Series of Convertible Preferred Stock and Debentures are converted into Common Stock.

                                                                  Common stock
                                               Exercise,         outstanding or
                                             conversion or        reserved for
                                             option price           issuance

   Common stock                                                       5,495,354
   Class A convertible preferred stock                0.361745           16,331
   Class B convertible preferred stock                0.355839            8,006
   Stock options (i)                           $1.00 to $14.00          691,025
   Private placement warrants (ii)                       $1.96          387,499
   Public warrants (iii)                                $9.847          342,825
   Underwriter's warrants (iii)                        $10.276          125,000
   Underlying warrants (iii)                            $9.847           31,250
   Directors' warrants (iv)                     $7.11 to $8.01            7,500
                                                                      ---------
   Total                                                              7,104,790
                                                                      =========

   All  outstanding  warrants  expire between May 9, 1998 and December 22, 2007.

  (i)  Stock Compensation Plans

         From time to time, the Company has granted non-qualified options to various employees and directors. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's stock options issued to employees equals the market price of the underlying stock on the date of grant, no compensation is recognized.

         SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-price model with the following weighted average assumptions used for grants in 1995, 1996 and 1997; no dividend yield; expected volatility of 46.5% in 1997 and 30% in 1996 and 1995; risk-free weighted average interest rates of 6.03% in 1997 and 7.11% in 1996 and 1995; and expected lives of 5 years for the options.

         Under the  accounting  provisions of SFAS 123, the Company's net income
(loss), basic earnings (loss) per share and diluted earnings (loss) per share on a pro-forma basis are as follows:
                                              Year Ended December 31,
                                         1995           1996        1997
                                         -------------------------------

Net income (loss):
  As reported                           $(827,000)    $2,059,000   $5,754,000
  Pro-forma                             $(884,000)    $1,986,000   $5,567,000
Basic earnings (loss) per share from
  continuing operations:
  As reported                              $   (0.39)    $     0.55   $     1.05
  Pro-forma                                $   (0.40)    $     0.53   $     1.02
Diluted earnings (loss) per share from
  continuing operations:
  As reported                              $   (0.39)    $     0.46   $     0.92
  Pro-forma                                $   (0.40)    $     0.44   $     0.89

         At the May 13, 1997 Annual Meeting of Stockholders, the Company's stockholders approved the adoption of the Company's 1997 Stock Compensation Program ("Program"). The Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company ("Employee Plans"). The Program also authorizes automatic option grants to directors who are not otherwise employed by the Company ("Independent Director Plan"). In connection with the Program, 600,000 shares of Common Stock are reserved for issuance, of which up to 500,000 shares may be issued under the Employee Plans and up to 100,000 shares may be issued under the Independent Director Plan. In the event that an option or award granted under the Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Program. The Company will receive no consideration for grants of options or awards under the Program.

         A summary of the status of the Company's outstanding options is presented below:

                                                      Year ended December 31,
                                  1995                        1996                         1997
                             ---------------------------------------------------------------------
                                      Weighted                    Weighted                     Weighted
                                       Average                     Average                      Average
                         Number of    Exercise       Number of    Exercise        Number of    Exercise
                          Shares        Price         Shares        Price          Shares        Price

Outstanding--
beginning of year            58,750       $12.38       240,125         $4.54        461,000         $2.19
  Granted                   181,375         2.00       253,000          1.00        280,900         10.70
  Exercised                       0                     (1,250)         2.00        (19,937)         1.32
  Forfeited                       0                    (30,875)        10.66        (30,938)        10.32
                           --------             --------------                     --------
Outstanding--end of year    240,125         4.54       461,000          2.19        691,025          5.31
                           ========                   ========                     ========
Options exercisable--end
  of year                   126,800        $6.38       164,200         $3.49        227,663         $1.94
Fair value of options
  granted during the year                  $0.70                       $0.40                        $6.72
                                    =====================================================================

         On February 28, 1997 and December 22, 1997, options to acquire 135,500 shares and 128,400 shares of the Company's common stock at $9.375 per share and $11.78 per share, respectively, which was the market value at dates of grant, were issued to officers and key employees of the Company, pursuant to the Employee Plan. These options expire ten years from the dates of grant and are exercisable as to 25% of the optioned shares after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year. On May 13, 1997, options to acquire 12,000 shares of the Company's common stock at $13.875 per share, which was the market value at date of grant, were issued to the Company's independent directors pursuant to the Independent Director Plan. These options expire on May 13, 2002 and are exercisable as to 100% after the first year. In accordance with SFAS 123, the Company recorded compensation expense in 1997 of $60,000 in connection with the issuance of these options. The options issued in 1996 expire on April 25, 2001 and are exercisable as to 25% of the optioned shares immediately, 50% after the first year, 75% after the second year and 100% after the third year. The options issued in 1995 expire on March 10, 2000 and are exercisable as to 40% of the optioned shares after the first year, 60% after the second year, 80% after the third year and 100% after the fourth year.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997.

             Options Outstanding
                                Weighted-                Options Exercisable
                   Number        Average                       Number
               Outstanding at   Remaining                  Exercisable at
   Exercise     December 31,   Contractual   Exercise   December 31,   Exercise
     Price          1997        Life          Price      1997           Price
     ----------------------------------------------------------------------

    $  1.00        237,125   3.3 years     $  1.00      118,563     $  1.00
      2.00         167,250   2.2 years        2.00      100,350        2.00
      9.38         132,500   9.3 years        9.38            0        9.38
11.25 to 11.78     133,400   9.9 years  11.25 to 11.78        0  11.25 to 11.78
      13.88         12,000   9.5 years       13.88            0        13.88
      14.00          8,750   0.2 years       14.00        8,750        14.00
  1.00 to 14.00    691,025   5.5 years      $  5.31     227,663      $  1.94

  (ii)  Private Placement Warrants

         In connection with the Company's private placement (see above) warrants to purchase 420,000 shares of the Company's common stock at $1.96 per share were sold to a group of private investors and senior management. During 1997, 32,500 of these warrants were exercised. The warrants expire between May 9, 1998 and June 29, 2000.

  (iii)  Public Warrants

         The public warrants (see above) are exercisable for three years and entitle the registered holder to purchase one-quarter of a share of Common Stock at an exercise price of $9.847 per share. The Warrant exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment under certain circumstances. The Company may redeem outstanding Warrants on not less than 30 days notice at a price of $0.25 per Warrant (subject to adjustment under certain circumstances) if the closing bid price of the Common Stock averages in excess of 200% of the exercise price for a period of 30 days' ending within 15 days of the redemption notice date. During 1997, 66,200 of these warrants were exercised.

         In connection with the November 1996 public offering, the underwriter received a warrant ("Underwriter's Warrant") to purchase from the Company 125,000 shares of Common Stock at an exercise price of $10.276 per share ("Exercise Price") and 125,000 Warrants ("Underlying Warrant") at an exercise price of $0.06 per Warrant. Each Underlying Warrant entitles the holder to purchase one-quarter of a share of Common Stock at an exercise price of $9.847 per share. The Underwriter's Warrants are exercisable with respect to the Common Stock for a period of four years commencing from November 12, 1997 and with respect to the Underlying Warrants for a period of two years commencing from November 12, 1997. These warrants contain certain registration rights. None of these warrants was exercised in 1997.

  (iv)  Directors' warrants

         On December 31, 1991, the Board of Directors adopted the 1991 Directors Warrant Plan ("Plan"). Pursuant to the Plan, each non-employee director was sold a five-year warrant to purchase 3,750 shares of Common Stock at an exercise price equal to the current market price for such shares at the time of issuance of the warrant. During 1997, 3,750 warrants were exercised. During 1996, 3,750 warrants expired. During 1995, no warrants were issued under the Plan. The Board of Directors terminated the Plan effective May 1997.

  Increase in Authorized Shares

         At the May 13, 1997 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock of the Company from 7,000,000 to 20,000,000.

6.  Income Taxes

         The  provision   (benefit)  for  income  taxes  related  to  continuing
operations are as follows:

                                                     Year Ended December 31,
                                               1995         1996          1997
                                              --------------------------------

Current tax expense (benefit):
  Federal                                        $  0   $ 143,000   $   983,000
  State                                            --      27,000       285,000
  Recognition of net operating losses--U.S.        --    (170,000)   (1,268,000)
  Foreign (primarily Canada)                       --     297,000       952,000
  Recognition of net operating losses--Canada      --    (182,000)     (548,000)
                                                  -----------------------------
         Total Current                              0     115,000       404,000
                                                  -----------------------------
Deferred tax expense (benefit):
  Federal                                           0    (130,000)     (728,000)
  State                                            --     (22,000)     (128,000)
  Foreign (primarily Canada)                       --    (354,000)       81,000
                                                 ----------------   -----------
         Total deferred                             0    (506,000)     (775,000)
                                                 ----------------   -----------
Total income tax benefit                         $  0   $(391,000)  $  (371,000)
                                                 ================   ===========

         Deferred  tax  assets  are   comprised  of  the   following   temporary
differences and carryforwards at December 31:

                                                           1996            1997
                                                           ----            ----
         Nondeductible allowances against trade
           receivables                             $    24,000     $    20,000
         Nondeductible reserves and accruals           178,000         104,000
         Machinery and equipment                       787,000         497,000
         Tax benefit of Canadian operating loss and
           investment credit carry forwards            217,000              --
         Tax benefit of U.S. operating loss carry
           forwards                                  5,672,000       4,404,000
         Other                                          35,000          53,000
                                                   ---------------------------
         Gross deferred tax assets                   6,913,000       5,078,000
         Deferred tax assets valuation allowance    (6,182,000)     (3,572,000)
                                                   -----------     -----------
         Net deferred tax assets                   $   731,000     $ 1,506,000
                                                   ===========================

         As a result of the Company's historical trend of losses, a valuation allowance has been provided for a substantial portion of the U.S. and Canadian deferred tax assets. At December 31, 1997, the net deferred tax asset of $1,506,000, included approximately $405,000 and $1,101,000 related to the Company's Canadian and U.S. operations, respectively. At December 31, 1996, the net deferred tax asset of $731,000, included approximately $525,000 and $206,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1998 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.

         The Company's income tax provision (benefit) differed from the amount of income tax determined by applying the applicable statutory U.S. federal income tax rate to pretax income from continuing operations as a result of the following (in thousands):

                                                    Year Ended December 31,
                                                 1995        1996         1997
                                               --------------------------------

Income taxes (benefit) computed at the
  U.S. statutory rate                           $(400)      $ 567      $ 1,830
Income not subject to U.S. tax, net              (126)       (225)        (239)
U.S. losses and expenses for which no tax
  benefit has been recognized                     518          25            7
Utilization of U.S. net operating losses           --        (143)        (777)
Decrease in beginning of the year deferred
  tax asset valuation allowance                    --        (590)      (1,217)
Other                                               8         (25)          25
                                                ------       -----      -------
Provision (benefit) for income taxes            $   0       $(391)     $  (371)
                                                ==================      =======

         At December 31, 1997, the Company has net operating loss carry forwards in the U.S. of approximately $11,000,000 and $7,084,000 for federal and state income tax purposes, respectively, which expire in varying amounts through 2011.

7.  Commitments

         The Company rents facilities, automobiles and equipment under various operating leases. Rental expenses under such leases amounted to $280,000, $325,000 and $324,000 for 1995, 1996 and 1997, respectively.

         At December 31, 1997, the aggregate minimum commitments pursuant to operating leases, including a lease renewal are as follows:

         Year ending December 31,

         1998                             $277,000
         1999                              165,000
         2000                              114,000
         2001                              123,000
         2002 and thereafter               421,000

8.  Employee Benefit Plans

         The Company's Canadian subsidiary's defined benefit pension plan, which covered its Canadian employees, was terminated at December 31, 1993. At the same time, it established a money purchase plan that is structured after the 401(k) salary deferral plan available to all U.S. employees and as such, does not establish any corporate obligation other than a discretionary matching formula to employee contributions. As a result of the termination, the Company recognized a gain of $206,000 in 1993, representing the excess of the Plan's projected benefit obligation over the accumulated benefit obligation and recognized an additional gain in 1995 of $172,000, representing the excess of the Plan's assets over the cost of providing the annuities to the participants for the value of their termination benefits. This excess was placed into a money purchase contract and used by the Company to provide for its matching contributions under the new arrangement. This amount is being carried as a deferred pension expense asset on the consolidated balance sheet.

         The Company maintains a 401(k) salary deferral plan instituted for all U.S. employees with more than one year of service. As a money purchase plan, it does not establish any Company liability other than a matching formula to employee contributions.

         The aggregate cost of both plans for 1995, 1996, and 1997 was $82,000, $87,000 and $103,000, respectively.

         Effective January 1, 1998, the Company adopted the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). The SERP Plan provides eligible participants with certain retirement benefits supplemental to the Company's 401(k) Plan. Pursuant to the SERP Plan, the Company will make annual contributions to the account of each participant equal to a variable percentage of the participant's base salary and annual cash bonus depending on the Company's achievement of certain performance targets. The actual percentage contribution will be determined by the Executive Compensation Committee, subject to certain parameters. A participant will become vested under the SERP Plan after five years of participation therein. Since the SERP Plan was effective as of January 1, 1998, no contributions were made for 1997.

9.  Supplemental Disclosures of Cash Flow Information

         The Company made cash payments for interest of $189,000, $246,000 and $17,000, for the years ended December 31, 1995, 1996 and 1997, respectively. Additionally, income taxes of $0, $3,500 and $209,000, were paid for the years ended December 31, 1995, 1996 and 1997, respectively.

         In the years ended December 31, 1995 and 1996, the Company issued Preferred Stock dividends in the amount $82,000 and $24,000 in the form of 65,417, and 7,949 shares of common stock, respectively. None were issued in 1997.

         In December 1996, the entire $1,000,000 of the Company's 6% Convertible Subordinated Debentures were converted into 363,628 shares of the Company's common stock as a result of the public offering (see note 5).

10.  Information Concerning the Company's Principal Activities

         A summary of the Company's continuing operations by geographic area for each of the three years in the period ended December 31, 1997 is as follows (in thousands):
                                                  Year Ended December 31,
                                           1995         1996        1997
                                           ------------------------------
Revenues:
  United States                             $ 1,867    $ 4,122    $15,378
  Canada 5,110                                7,887     14,693
  Europe 1,599                                2,577      3,544
  Eliminations                               (2,202)    (3,663)   (10,926)
                                            -------    -------    -------
         Totals                             $ 6,374    $10,923    $22,689
                                            =============================
Income (loss) from continuing operations:
  United States                             $(1,548)   $ 1,152    $ 4,075
  Canada                                        270        869      1,447
  Europe                                        100         38        232
                                           ------------------------------
                                            $(1,178)   $ 2,059    $ 5,754
                                            =======    ==================
Identifiable assets:
  United States                              $4,253    $16,650    $20,913
  Canada                                      6,248      7,750      8,312
  Europe                                        696      1,256      1,382
  Eliminations                               (6,462)    (8,333)    (4,999)
                                            -------    -------    -------
         Totals                             $ 4,735    $17,323    $25,608
                                            =============================

         For the year ended December 31, 1997, export sales, including sales from Canada to other countries, comprised 38.8% of total revenues and were made primarily to Western Europe, Asia and Central and South America.

         A summary of the Company's continuing operations by principal activity for the year ended December 31, 1995 is as shown below. Starting in 1996 no segment, other than the Instruments segment, was material to the Company's consolidated operations and accordingly, segment reporting is no longer required.
                                                Res.                 Corp. &
                         Total   Elimination   & Dev.  Instruments    other

1995:
Revenues               $ 6,374                 $1,052    $5,250         $72
                                               =============================
Operating income
  (loss)               $  (886)                $ (311)   $  268      $ (843)
                                               =======   ===================
Interest expense
  and other               (292)
                       ---------
Loss before income
  taxes                $(1,178)
                       ========
Depreciation and
  amortization         $   362                 $   45    $  314      $    3
                       =====================================================
Capital expenditures   $   359                 $   10    $  349          --
                       =====================================================
Identifiable assets    $ 4,735      $(6,462)   $  275    $7,589      $3,333
                       =====================  ==============================

11.  Sales to Major Customers

         During 1997, two customers accounted for approximately 27.8% (14.8% and 13%) of consolidated revenues of the Company. During 1996, one customer accounted for approximately 11% of consolidated revenues of the Company. During 1995, no customer accounted for more than 10% of the consolidated revenues of the Company.

12.  Fourth Quarter Adjustments

         During the fourth quarter of 1997, the Company had no material adjustments. During the fourth quarter of 1996, the Company recorded a deferred tax benefit related to a decrease in the deferred tax asset valuation allowance of $266,000. During the fourth quarter of 1995, the Company recorded adjustments for estimated losses on inventories and receivables of approximately $450,000 and $200,000, respectively.

13.  Sale of Subsidiary

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

14.  Earnings (Loss) Per Share

         Basic and Diluted earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 have been computed as follows:

                                                     For the Year Ended
                                                       December 31, 1997
                                       Income            Shares        Per Share
                                     (Numerator)      (Denominator)      Amount

Net income                             $5,754,000
Less: Preferred dividends                 (12,000)
Basic Earnings Per Share
  Income attributable to common
    stockholders                        5,742,000         5,456,000        $1.05
                                                                           =====
Effect of dilutive securities
  Warrants and options                                      777,000
  Convertible preferred dividends          12,000            24,000
                                       ----------------------------
Diluted Earnings Per Share
  Income attributable to common
    stockholders and assumed
    conversions                        $5,754,000         6,257,000        $0.92
                                       =============================       =====

         Options to purchase 24,268 shares of common stock, exercisable at between $11.78 and $14.00 per share, were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock underlying the options.

                                                       For the Year Ended
                                                        December 31, 1996
                                       Income           Shares         Per Share
                                     (Numerator)     (Denominator)      Amount

Net income                             $2,059,000
Less: Preferred dividends                 (39,000)
Basic Earnings Per Share
  Income available to common
    stockholders                        2,020,000        3,695,000        $0.55
                                                                          =====
Effect of dilutive securities
  Warrants and options                     27,000          228,000
  Convertible preferred dividends
    and debentures                         39,000          517,000
                                       ---------------------------
Diluted Earnings Per Share
  Income available to common
    stockholders and assumed
    conversions                        $2,086,000        4,440,000        $0.46
                                       ===============================    =====

                                                       For the Year Ended
                                                        December 31, 1995
                                       Income           Shares        Per Share
                                     (Numerator)     (Denominator)     Amount

Net loss from continuing operations   $(1,178,000)
Add: Preferred dividends                  (82,000)
Basic Loss Per Share
  Loss attributable to common
    stockholders                       (1,260,000)       3,283,000      $(0.39)
                                                                        ======
Effect of dilutive securities
  Warrants and options
  Convertible preferred dividends             N/A              N/A
Diluted Loss Per Share
  Loss attributable to common
    stockholders                      $(1,260,000)       3,283,000      $(0.39)
                                      ===========        =========      ======

15.  Proposed Acquisition

         In March 1998, the Company entered into a merger agreement and certain related agreements with DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, and certain of its shareholders pursuant to which the Company intends to acquire all of the outstanding capital stock of DigiVision for an aggregate cash purchase price of approximately $750,000. The acquisition of DigiVision will not be material to the Company. Accordingly, no separate financial statements of DigiVision and no pro forma financial information relating to the proposed acquisition have been included herein. However, upon consummation of the acquisition, the Company may record a one-time charge to write-off certain technology and in-process research and development to be acquired from DigiVision. Although management of the Company cannot currently estimate the amount of the charge, it is expected that such charge could represent a substantial portion of the purchase price, including costs related to the acquisition. The final allocation of the purchase price will be subject to the completion of due diligence procedures, including appraisals and valuation analyses, as necessary.

         The Company's proposed acquisition of DigiVision is subject to a number of significant conditions precedent. The Company expects to consummate the acquisition in the first half of 1998. However, no assurance can be given that the acquisition will occur or as to the timing thereof.

16.  Subsequent Event

         On March 13, 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited ("BRL"), have agreed not to pledge their assets to any other creditor without the Bank's prior written consent.

                           BARRINGER TECHNOLOGIES INC
                        VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31,
                                   SCHEDULE II






                         Balance -                                 Balance
                       beginning                                   -end of
                        of period   Addition  Deduction  Recovery   period
                       --------- ----------- ----------- -----------------------
Allowance for doubtful
accounts and sales
allowances:
   1997               $ 63,000    $ 46,000                          $109,000
   1996                 41,000      52,000    30,000                  63,000
   1995                539,000     221,000   719,000                  41,000