Form 10QSB
period 1998-03-31
BARRINGER TECHNOLOGIES INC
filed 1998-05-07
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                       OR
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

Common stock, $0.01 par value - outstanding as of April 30, 1998 - 7,845,123 shares

         Transitional Small Business Disclosure Format (check one):

          Yes [ ];   No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                      INDEX


Part I     Financial Information                                     Page  #

          - Consolidated Balance Sheets as of March 31, 1998
            (unaudited) and December 31, 1997                           3

          - Consolidated Statements of Income (unaudited)
            for the three months ended March 31, 1998 and 1997          5

          - Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 1998 and 1997          6

          - Notes to Consolidated Financial Statements                  7

          - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10



Part II   Other Information                                            14


Signatures                                                             15


Exhibits                                                               16

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





ASSETS                                                                           March 31,                  Dec. 31,
                                                                                   1998                       1997
                                                                               (unaudited)

Current assets:
 Cash and cash equivalents                                                      $10,070,000              $8,188,000
 Marketable securities                                                              500,000               2,499,000
 Trade receivables, less allowances of
     $175,000 and $109,000                                                        7,538,000               7,908,000
 Inventories                                                                      3,324,000               3,049,000
 Prepaid expenses and other                                                       1,040,000                 887,000
 Deferred tax asset                                                               1,806,000               1,506,000
                                                                                -----------             -----------
     Total current assets                                                        24,278,000              24,037,000

Property and equipment                                                            1,700,000               1,505,000

Other assets                                                                         75,000                  66,000
                                                                                -----------              ----------

     Total assets                                                               $26,053,000             $25,608,000
                                                                                ===========             ===========



                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND SHAREHOLDERS' EQUITY                                                     March 31,            Dec. 31,
                                                                                           1998                 1997
                                                                                       (unaudited)
Current liabilities:
 Accounts payable                                                                      $1,210,000           $1,324,000
 Accrued liabilities                                                                      396,000              473,000
 Accrued payroll and related taxes                                                        868,000            1,520,000
 Accrued commission payable                                                               139,000              801,000
 Foreign income tax payable                                                               216,000              255,000
                                                                                        ---------            ---------
    Total current liabilities                                                           2,829,000            4,373,000

Other non-current liabilities                                                             124,000              121,000
                                                                                        ---------            ---------

     Total liabilities                                                                  2,953,000            4,494,000
                                                                                        ---------            ---------

Shareholders' equity:
   Convertible preferred stock, $1.25 par value,
     1,000,000 shares authorized, none outstanding
   Preferred stock, $2.00 par value, 4,000,000
     shares authorized:
     270,000 shares designated class A convertible
       preferred stock, 45,146 shares outstanding less
       discount of $35,000                                                                 55,000               55,000
     730,000 shares designated class B convertible
       preferred stock, 22,500 shares outstanding                                          45,000               45,000
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 5,542,000 and 5,495,000 shares
     outstanding, respectively                                                             55,000               55,000
 Additional paid-in capital                                                            30,407,000           30,209,000
 Accumulated deficit                                                                  (6,989,000)          (8,780,000)
 Foreign currency translation                                                           (460,000)            (457,000)
                                                                                       ----------           ----------
                                                                                       23,113,000           21,127,000
 Less: common stock in treasury at cost, 31,000
   shares                                                                                (13,000)             (13,000)
                                                                                       ----------           ----------
    Total shareholders' equity                                                         23,100,000           21,114,000
                                                                                       ----------          -----------
Total liabilities and shareholders' equity                                            $26,053,000          $25,608,000
                                                                                      ===========          ===========


                       See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                 1998                          1997
                                                                            ------------                    ---------
Revenues                                                                      $5,948,000                    $3,622,000
Cost of revenues                                                               2,435,000                     1,461,000
                                                                           -------------                    ----------
                                                                               3,513,000                     2,161,000
                                                                           -------------                    ----------
Operating expenses:
        Selling, general and administrative                                    1,696,000                     1,295,000
        Product development                                                      362,000                       175,000
                                                                           -------------                    ----------
                                                                               2,058,000                     1,470,000
                                                                           -------------                    ----------

             Operating income                                                  1,455,000                       691,000
                                                                           -------------                    ----------
Other income (expense):
        Interest income                                                          150,000                        97,000
        Other, net                                                              (14,000)                      (18,000)
                                                                           -------------                    ----------
                                                                                 136,000                        79,000
                                                                           -------------                    ----------
             Income before income tax    benefit                               1,591,000                       770,000
Income tax benefit (note 2)                                                      200,000                        75,000
                                                                           -------------                    ----------
             Net income                                                        1,791,000                       845,000
Preferred stock dividend requirements                                            (3,000)                       (3,000)
                                                                           -------------                   -----------
             Net income attributable to common                                $1,788,000                      $842,000
             shareholders
                                                                           =============                   ===========

Per share data (note 4):
   Basic earnings per share                                               $         0.32                   $      0.16
                                                                          ==============                   ===========
   Diluted earnings per share                                             $         0.28                   $      0.14
                                                                          ==============                   ===========

Weighted average common and common equivalent shares outstanding:
   Basic                                                                       5,519,000                     5,392,000
                                                                          ==============                   ===========
   Diluted                                                                     6,391,000                     6,110,000
                                                                          ==============                   ===========



                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                                                                                1998                           1997
                                                                             ----------                     ---------
    OPERATING ACTIVITIES
    Net Income                                                               $1,791,000                      $845,000
    Items not affecting cash:
         Depreciation and amortization                                          100,000                        40,000
         Inventory and accounts receivable reserves                             166,000                             -
         Deferred tax benefit                                                 (300,000)                     (125,000)
         Other                                                                        -                      (54,000)
    Increase in non-cash working capital balances                           (1,675,000)                   (2,005,000)
                                                                            -----------                  ------------
                Cash provided by (used in) operating                             82,000                   (1,299,000)
                activities
                                                                            -----------                  ------------
    INVESTING ACTIVITIES
    Purchase of equipment and other                                           (304,000)                     (373,000)
    Sale (purchase) of marketable securities                                  1,999,000                     (548,000)
                                                                           ------------                  ------------
                Cash provided by (used in) investing                          1,695,000                     (921,000)
                activities
                                                                           ------------                  ------------
    FINANCING ACTIVITIES
    Reduction in other debt                                                           -                     (174,000)
    Proceeds on exercise of securities, net                                     105,000                       168,000
                                                                           ------------                  ------------
                Cash provided by (used in) financing                            105,000                       (6,000)
                activities
                                                                           ------------                  ------------
    Increase (decrease) in cash and cash equivalents                          1,882,000                   (2,226,000)
    Cash and cash equivalents at beginning of period                          8,188,000                     5,276,000
                                                                           ------------                  ------------
    Cash and cash equivalents at end of period                              $10,070,000                    $3,050,000
                                                                           ============                  ============
    CHANGES IN COMPONENTS OF NON-CASH WORKING CAPITAL
    BALANCES RELATED TO OPERATIONS
    Receivables                                                                $304,000                  $ (1,548,000)
    Inventory                                                                 (375,000)                      (380,000)
    Other current assets                                                       (60,000)                       260,000
    Other assets                                                                    -                             -
    Accounts payable and accrued expenses                                   (1,544,000)                      (337,000)
                                                                           -----------                   ------------
    Increase in non-cash working capital balances                          $(1,675,000)                  $ (2,005,000)
                                                                           ============                  ============

    Cash paid during the period for interest                                        $0                        $ 2,000
                                                                           ===========                   ============
    Cash paid during the period for income taxes                               $45,000                      $ 150,000
                                                                           ===========                   ============
                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. This report should be read in conjunction therewith. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. As a result of the Company's losses in periods prior to 1996, a valuation allowance has been provided for a substantial portion of the U.S. and Canadian deferred tax assets. The U.S. valuation allowance was reduced by approximately $300,000 for the three months ended March 31, 1998, which created a deferred tax benefit of an equivalent amount. Based on historical results and estimated 1998 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income sufficient to reduce additional amounts of the valuation allowance is considered more likely than not.

3. On March 13, 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited ("BRL"), have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At March 31, 1998, $5,000,000 was available under the Facility.

4. Basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 have been computed as follows:


                                                               For the three months ended March 31, 1998
                                                           -----------------------------------------------------
                                                                    Income          Shares             Per Share
                                                                 (Numerator)    (Denominator)            Amount
                                                           -------------------- -------------------  -----------
Net income for the period                                  $      1,791,000
Less: Preferred dividend requirements                                 3,000
                                                               ------------
Basic Earnings Per Share
    Income attributable to common shareholders                    1,788,000     5,519,000               $0.32
                                                                                                    =========
Effect of dilutive securities
    Warrants and options                                                         848,000
    Convertible preferred dividend requirements                       3,000       24,000
                                                              -------------     --------
Diluted Earnings Per Share
    Income attributable to common
shareholders            and assumed conversions            $      1,791,000     6,391,000               $0.28
                                                              =============     =========           =========

                                                                       For the three months ended March 31, 1997
                                                           -------------------- ------------------- -------------------
                                                                 Income              Shares              Per Share
                                                              (Numerator)          (Denominator)           Amount
                                                           -------------------- ------------------- -------------------
Net income for the period                                  $    845,000
Less: Preferred dividend requirements                            (3,000)
                                                           --------------------
Basic Earnings Per Share
    Income attributable to common shareholders                  842,000              5,392,000        $       0.16
                                                                                                      ================
Effect of dilutive securities
    Warrants and options                                             -                 689,000
    Convertible preferred dividend requirements                   3,000                 29,000
                                                           -------------------- --------------
Diluted Earnings Per Share
    Income attributable to common
shareholders and assumed conversions                       $    845,000              6,110,000       $        0.14
                                                           ==================== ==============       =================


5. In the three months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS
130), which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes in stockholders' equity, except those due to investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

0
         Total comprehensive income is as follows:

                                                                          For the three months ended March 31,
                                                                      --------------------      ---------------
                                                                             1998                       1997
                                                                      --------------------      ---------------
Net income                                                            $   1,791,000             $      845,000
Other comprehensive loss (principally foreign exchange translation)
                                                                             (3,000)                   (74,000)
                                                                      --------------------      ------------------
Comprehensive income                                                  $   1,788,000             $      771,000
                                                                      ====================      ==================


6.       Subsequent Events

Public Offering - On April 3, 1998, the Company completed the sale of 2,000,000 shares of its common stock through an underwritten public offering, which provided the Company with net proceeds of approximately $22 million. On April 30, 1998, the Company completed the sale of an additional 300,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option, which provided the Company with additional net proceeds of approximately $3.4 million. The Company expects to use the net proceeds to increase its sales, marketing and customer support capabilities, to expand its facilities, to pursue possible acquisitions of, or investments in, complimentary businesses, products or technologies and for general corporate purposes.

Acquisition - On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, for an aggregate cash purchase price of approximately $750,000. The acquisition of DigiVision is not material to the Company. Accordingly, no separate financial statements of DigiVision and no pro forma financial information relating to the proposed acquisition have been included herein. However, the Company may record a one-time charge to write-off certain technology and in-process research and development acquired from DigiVision. Although management of the Company cannot currently estimate the amount of the charge, it is expected that such charge could represent a substantial portion of the purchase price, including costs related to the acquisition. The final allocation of the purchase price will be subject to the completion of due diligence procedures, including appraisals and valuation analyses, as necessary.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the following periods:

                           Percentage of Total Revenue


                                                                             Three months ended March 31,
                                                                               1998                     1997
                                                                               ----                     ----
                Statement of operations data:
                  Revenues from operations........................              100.0                    100.0
                  Cost of revenues................................               40.9                     40.3
                                                                         -------------             ------------
                  Gross profit....................................               59.1                     59.7
                  Selling, general and administrative expenses                   28.5                     35.8
                  Product development.............................                6.1                      4.8
                                                                         -------------             ------------
                  Operating income ...............................               24.5                     19.1
                  Other income (expense), net.....................                2.3                      2.2
                  Income tax benefit .............................                3.3                      2.1
                                                                         -------------             ------------
                  Net income .....................................               30.1                     23.4
                  Preferred stock dividend requirements...........                  *                        *
                                                                         -------------             ------------
                  Net income attributable to common stockholders                 30.1                     23.4
                                                                         =============             ============

             *   Less than .5%

Comparison of the Quarter ended March 31, 1998 Compared To the Quarter ended March 31, 1997

     Revenues. For the quarter ended March 31, 1998, revenues increased by $2.3 million, or 64.2%, to $5.9 million from $3.6 million for the quarter ended March 31, 1997. Sales of IONSCAN(R)s and related products increased by $2.4 million, or 69.8%, due to an increase of 127% in the number of units sold, offset in part by a decline in average unit selling price. The increase in unit sales was due to significant IONSCAN(R) sales to the aviation security market, primarily to the FAA. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which are at lower unit prices than sales to other customers. Sales of specialty instruments were insignificant in both quarters. The Company has placed less emphasis on marketing its specialty instruments and anticipates that revenues from sales of such instruments will continue to be insignificant to the Company's overall results. Revenues derived from funded research and development decreased by approximately $67,000, or 50.0%, in the quarter ended March 31, 1998 as compared to the 1997 period. Funded research and development revenues decreased as a result of a delay caused by the planned increase by the FAA in the scope of work of the first phase of a $700,000 FAA project awarded to the Company to design an automated luggage explosives detection system utilizing the Company's trace detection technology. The first phase of this project which involves a proof of concept, including the planned increase in scope, is expected to be completed during 1998.

     Gross Profit. For the quarter ended March 31, 1998, gross profit increased by $1.3 million, or 62.6%, to $3.5 million from $2.2 million in the 1997 period. As a percentage of revenues, gross profit decreased slightly to 59.1% in the quarter ended March 31, 1998 from 59.7% in the 1997 period. The decrease was primarily attributable to a lower average selling price offset, in part, by reduced production costs resulting from larger, more efficient production runs of the IONSCAN(R) and related reductions in cost of materials due to higher volume purchases.

     Selling, General and Administrative. For the quarter ended March 31, 1998, selling, general and administrative expenses increased by approximately $401,000, or 31.0%, to $1.7 million from $1.3 million in the 1997 period. As a percentage of revenues, selling, general and administrative expenses decreased to 28.5% in the 1998 period from 35.8% in the 1997 period. Selling and marketing expenses increased by approximately $129,000, primarily attributable to the addition of sales and service personnel and related costs to handle increased business volume. General and administrative expenses increased by $272,000 primarily as a result of increased payroll and related costs and increased professional and consulting fees.

Product Development. For the quarter ended March 31, 1998, product development expenses increased by $187,000, or 107%, to $362,000 from $175,000 in the 1997 period. As a percentage of revenues, product development expenses increased to 6.1% for the quarter ended March 31,1998 from 4.8% in the 1997 period as a result of a higher level of internally funded new product development activity. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Operating Income. For the quarter ended March 31, 1998, operating income increased by $764,000, or 111%, to $1.5 million from $691,000 in the 1997 period. As a percentage of revenues, operating income increased to 24.5% from 19.1% in the 1997 period. The increase is due to the greater operating leverage on higher levels of revenue.

     Other Income and Expense. For the quarter ended March 31, 1998, interest income increased by $53,000, or 54.6%, to $150,000 from $97,000 in the 1997 period. The increase was the result of increased interest earned on larger cash balances.

     Income Taxes. For the quarter ended March 31, 1998, the Company had a net tax benefit of $200,000, composed of foreign taxes of $100,000, offset by a $300,000 net deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in future 1998 quarters.


    Capital Resources and Liquidity

     Cash provided by operations was $82,000 in the three months ended March 31, 1998, and cash used in operations was $1.3 million in the same period in 1997. Cash provided by operations in the three months ended March 31, 1998 resulted primarily from net income of $1.8 million, partially offset by decreases in accounts payable and other accrued expenses. Cash used in operating activities in the same period in 1997, resulted primarily from increases in accounts receivable, which more than offset net income of 845,000 for the period.

     Cash provided by investing activities was $1.7 million in the three months ended March 31, 1998, and cash used in investing activities was $921,000 in the same period in 1997. Cash provided by investing activities in the three months ended March 31, 1998 resulted from the sale of marketable securities, partially offset by capital expenditures. Cash used in investing activities in the same period in 1997 resulted from investments in marketable securities and capital expenditures.

     Cash provided by financing activities was $105,000 in the three months ended March 31, 1998, and net cash used in financing activities was $6,000 in the same period in 1997. Cash provided by financing activities in the three months ended March 31, 1998 resulted from the net proceeds of certain option and warrant exercises. Cash used in financing activities in the same period in 1997 resulted primarily from the net proceeds of certain option and warrant exercises, offset by the repayment of indebtedness.

     The Company's capital expenditures in the three months ended March 31, 1998 aggregated approximately $304,000. Such expenditures consisted primarily of fixed asset costs associated with product development projects and to a lesser extent computer hardware modernization relating to the Company's network system. The Company believes that it will require approximately $750,000 in additional capital investment in tooling, equipment, and facility improvements for 1998.

     In March 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited ("BRL"), have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At March 31, 1998, $5,000,000 was available under this Facility.

     The Company has substantial tax loss carryforwards to offset future tax liabilities in the U.S.

     As of March 31, 1998, the Company had cash and cash equivalents of $10.1 million and marketable securities of $500,000. On April 3, 1998, the Company completed the sale of 2,000,000 shares of its common stock through an underwritten public offering, which provided the Company with net proceeds of approximately $22 million. On April 30, 1998, the Company completed the sale of an additional 300,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option, which provided the Company with additional net proceeds of approximately $3.4 million. The Company believes that its existing cash balances, marketable securities, income from operations in future periods and the net proceeds from the April 3, 1998 public offering and April 30, 1998 exercise of the over-allotment option, will be sufficient to fund its working capital requirements for at least the next twelve months.

    Inflation

     Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

    Subsequent Event

     On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision for an aggregate cash purchase price of approximately $750,000. The acquisition of DigiVision is not material to the Company. Accordingly, no separate financial statements of DigiVision and no pro forma financial information relating to the proposed acquisition have been included herein. However, the Company may record a one-time charge to write-off certain technology and in-process research and development acquired from DigiVision. Although management of the Company cannot currently estimate the amount of the charge, it is expected that such charge could represent a substantial portion of the purchase price, including costs related to the acquisition. The final allocation of the purchase price will be subject to the completion of due diligence procedures, including appraisals and valuation analyses, as necessary.

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

    Disclosure Regarding Forward Looking Statements

    This Form 10-QSB contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "estimate," "project," "believe," "anticipate," "intend,"

"expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward looking statements.

    Forward-looking statements are inherently subject to risks and uncertainties, many of which can not be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. Important factors that could contribute to such differences include, but are not limited to, the development and growth of markets for the Company's products, the Company's dependence on and the effect of governmental regulations on demand for the Company's products, the impact of both foreign and domestic governmental budgeting decisions and the timing of governmental expenditures, the reliance of the Company on its IONSCAN(R) products, and the dependence of the Company on its ability to successfully develop and market new product applications, the effects of competition, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Certain of the factors summarized above are described in more detail in the Company's Registration Statement on Form SB-2 (File no. 333-33129) and the Company's 1997 Annual Report on Form 10-KSB (File No. 0-3207) and reference is hereby made thereto for additional information with respect to the matters referenced above. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligations to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION


    ITEM 6.  Exhibits and Reports on Form 8-K
     (a) Exhibits

               3.1A         The  Company's  Certificate  of  Incorporation,   as
                            amended  (previously  filed as  Exhibit  3.1A to the
                            Company's  Annual Report on Form 10-K for the fiscal
                            year ended  December 31, 1995 (File No.  0-3207) and
                            incorporated herein by reference).
               3.2A         By-laws  of the  Company  is  (previously  filed  as
                            Exhibit 3.2A to the Company's  Annual Report on Form
                            10-K/A-2 for the fiscal year ended December 31, 1994
                            (File  No.  0-3207)  and   incorporated   herein  by
                            reference).
               27           Financial Data Schedule


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


                                   BARRINGER TECHNOLOGIES INC.
                                   (Registrant)

                                   /s/ Stanley S. Binder
                                   Stanley S. Binder
                                   President,

                                   /s/ Richard S. Rosenfeld
                                   Richard S. Rosenfeld, Chief Financial Officer (Principal Accounting Officer)


                                   Date: May 7, 1998

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS


                 Exhibit Number


          27     Financial Data Schedule