Form 10QSB
period 1998-06-30
BARRINGER TECHNOLOGIES INC
filed 1998-08-13
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                       OR
----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________  to

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

Common stock, $0.01 par value - outstanding as of August 12, 1998 - 7,851,297 shares

      Transitional Small Business Disclosure Format (check one): Yes ; No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES




                                      INDEX




                                                                      Page No.
Part IFinancial Information

   Item 1. Financial Statements
                 - Consolidated Balance Sheets as of June 30, 1998
                   (unaudited) and December 31, 1997                      3
                 - Consolidated Statements of Operations (unaudited)
                   for the three months and six months ended June 30,
                   1998 and 1997                                          5
                 - Consolidated Statements of Cash Flows (unaudited)
                   for the three months and six months ended June 30,
                   1998 and 1997                                          6
                 - Notes to Consolidated Financial Statements             7
   Item 2. Management's Discussion and Analysis or Plan of Operations    10

Part II  Other Information:
   Item 4. Submission of Matters to a Vote of Security Holders           15
   Item 6. Exhibits and Reports on Form 8-K                              15

Signatures                                                               16

Index to Exhibits                                                        17

Part I. Financial Information

         Item 1. Financial Statements


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                        JUNE 30,                DEC. 31,
                                               1998                     1997
                                            (unaudited)

Current assets:
 Cash and cash equivalents                  $20,899,000              $8,188,000
 Marketable securities                       17,128,000               2,499,000
 Accounts  receivable, less allowances
   of $213,000 and $109,000                   5,516,000               7,908,000
 Inventories                                  3,814,000               3,049,000
 Prepaid expenses and other                     835,000                 887,000
 Deferred tax asset                           2,056,000               1,506,000
                                        ---------------        -----------------
     Total current assets                    50,248,000              24,037,000

Property and equipment                        1,811,000               1,505,000

Other assets                                    831,000                  66,000
                                        ---------------        -----------------

     Total assets                           $52,890,000             $25,608,000
                                        ===============        =================


                See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY              JUNE 30,             DEC. 31,
                                                   1998                 1997
                                                (unaudited)
Current liabilities:
 Accounts payable                               $1,767,000           $1,324,000
 Accrued liabilities                               651,000              473,000
 Accrued payroll and related taxes               1,060,000            1,520,000
 Accrued commission payable                        191,000              801,000
 Foreign income tax payable                          3,000              255,000
                                              ------------            ----------
    Total current liabilities                    3,672,000            4,373,000

Other non-current liabilities                      150,000              121,000
                                              ------------            ----------

     Total liabilities                           3,822,000            4,494,000
                                              ------------            ----------

Shareholders' equity:
   Convertible preferred stock, $1.25 par value,
     1,000,000 shares authorized, none outstanding
   Preferred stock, $2.00 par value, 4,000,000
     shares authorized:
     270,000 shares designated class A convertible
       preferred stock, 38,616 and 45,146 shares
       outstanding less discount of $30,000 and    47,000                55,000
       $35,000, respectively
     730,000 shares designated class B convertible
       preferred stock, 22,500 shares outstanding  45,000               45,000
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 7,851,000 and 5,495,000 shares
     outstanding, respectively                     79,000               55,000
 Additional paid-in capital                    55,609,000           30,209,000
 Accumulated deficit                           (6,164,000)          (8,780,000)
 Foreign currency translation                    (535,000)            (457,000)
                                              ------------          ------------
                                               49,081,000           21,127,000
 Less: common stock in treasury at cost,
   31,000 shares                                  (13,000)             (13,000)
                                              ------------          ------------
    Total shareholders' equity                 49,068,000           21,114,000
                                              -----------           ------------
Total liabilities and shareholders' equity    $52,890,000          $25,608,000
                                              ===========          =============


                See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                     ----------------------------      ----------------------------
                                                         1998          1997               1998           1997
                                                     ------------- --------------      ------------ ---------------
Revenues                                                   $5,188         $5,816           $11,135          $9,438
Cost of revenues                                            1,978          2,494             4,412           3,955
                                                     ------------- --------------      ------------ ---------------
        Gross profit                                        3,210          3,322             6,723           5,483
                                                     ------------- --------------      ------------ ---------------
Operating expenses:
        Selling, general and administrative                 2,095          1,905             3,791           3,200
        Product development                                   423            163               785             338
        Write-off of acquired technology                      435              -               435               -
                                                     ------------- --------------      ------------ ---------------
                                                            2,953          2,068             5,011           3,538
                                                     ------------- --------------      ------------ ---------------
             Operating income                                 257          1,254             1,712           1,945
                                                     ------------- --------------      ------------ ---------------
Other income (expense):
        Interest income                                       485            115               635             212
        Other, net                                           (62)           (10)              (76)            (28)
                                                     ------------- --------------      ------------ ---------------
                                                              423            105               559             184
                                                     ------------- --------------      ------------ ---------------
             Income before income tax benefit                 680          1,359             2,271           2,129
Income tax benefit                                            150             56               350             131
                                                     ------------- --------------      ------------ ---------------
             Net income                                       830          1,415             2,621           2,260
Preferred stock dividends                                     (2)            (3)               (5)             (6)
                                                     ------------- --------------      ------------ ---------------
             Net income attributable to common              $ 828         $1,412            $2,616          $2,254
             stockholders
                                                     ============= ==============      ============ ===============
Per share data (note 4):
   Basic earnings per common share                         $ 0.11         $ 0.26            $ 0.40          $ 0.42
                                                     ============= ==============      ============ ===============
   Diluted earnings per common share                       $ 0.10         $ 0.22            $ 0.35          $ 0.36
                                                     ============= ==============      ============ ===============
Weighted average common and common
  equivalent shares outstanding:
   Basic                                                    7,710          5,453             6,624           5,423
                                                     ============= ==============      ============ ===============
   Diluted                                                  8,435          6,327             7,426           6,205
                                                     ============= ==============      ============ ===============




                See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)



                                                                     Three Months                  Six Months
                                                                         Ended                        Ended
                                                                       June 30,                     June 30,
                                                             ------------ -------------    ------------- -----------
OPERATING ACTIVITIES                                                1998         1997             1998       1997
                                                             ------------ -------------    ------------- -----------
Net Income                                                          $830        $1,415          $2,621      $2,260
Items not affecting cash:
           Depreciation and amortization                             126            40             226          80
           Deferred tax benefit                                     (250)         (175)           (550)       (300)
           Inventory and accounts receivable reserves
                                                                     (62)           94             104          94
           Write-off of acquired technology                          435            -              435           -
           Other                                                     (73)           41             (73)        (13)
Decrease (increase) in non-cash working capital balances           2,192        (1,411)            517      (3,416)
                                                             ------------ -------------    ------------- ----------
              Cash provided by (used in) operating                 3,198             4           3,280      (1,295)
              activities
                                                             ------------ -------------    ------------- ----------
INVESTING ACTIVITIES
Purchase of equipment and other                                     (154)         (140)           (458)       (513)
Purchase of DigiVision and related costs                            (821)                         (821)
Sale (purchase) of marketable securities                         (16,628)           821        (14,629)        273
                                                              -----------  ------------    ------------- ---------
              Cash provided by (used in) investing               (17,603)           681        (15,908)       (240)
              activities
                                                             ------------  ------------     ------------- ---------
FINANCING ACTIVITIES
Proceeds on sale of common stock, net of $2,393                   25,207             -           25,207           -
  of offering costs
Warrant and option exercises                                          99            167             204        335
Payment of dividends on preferred stock                              (5)            (6)             (5)         (6)
Reduction in bank debt and other                                    (67)             -             (67)       (174)
                                                             -----------  ------------     ------------  ----------
              Cash provided by financing activities               25,234           161          25,339         155
                                                             -----------  ------------     ------------  ----------
Increase (decrease) in cash and cash equivalents                  10,829           846          12,711      (1,380)
Cash and cash equivalents at beginning of period                  10,070         3,050           8,188       5,276
                                                             -----------  ------------     ------------  ----------
Cash and cash equivalents at end of period                       $20,899        $3,896         $20,899     $ 3,896
                                                             ===========  ============     ============  ==========


CHANGES IN COMPONENTS OF NON-CASH  WORKING
CAPITAL BALANCES RELATED TO OPERATIONS
Accounts receivable                                               $2,046      $(1,377)           $2,350    $(2,925)
Inventories                                                         (198)        (774)             (573)    (1,154)
Other current assets                                                 130         (257)               70          3
Accounts payable and accrued liabilities                             214          997            (1,330)       660
                                                             ------------ -------------    ------------- ---------
Decrease (increase) in non-cash working capital                   $2,192      $(1,411)             $517    $(3,416)
   balances
                                                             ============ =============    ============= =========

Cash paid during the period for interest                               -             -                -         $2
                                                             ============ =============    ============= =========
Cash paid during the period for income taxes                        $156            $8             $201       $158
                                                             ============ =============    ============= =========





                See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1998 and the results of its operations and its cash flows for the three months and six months ended June 30, 1998 and 1997, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. This report should be read in conjunction therewith. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. As a result of the Company's losses in periods prior to 1996, a valuation allowance had been provided for a portion of the U.S. and Canadian deferred tax assets. The U.S. valuation allowance was reduced by $250,000 and $550,000 for the three months and six months ended June 30, 1998, respectively, which created a deferred tax benefit of an equivalent amount. Based on historical results and estimated 1998 earnings, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income sufficient to reduce additional amounts of the valuation allowance is considered more likely than not.

3. On March 13, 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Borrowings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999 and is subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited, have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At June 30, 1998, $4,800,000 was available under this facility.

4. Basic and diluted earnings per share for the three months and six months ended June 30, 1998 and 1997, respectively, have been computed as follows:


                                             For the three months                       For the six months
                                             ended June 30, 1998                        ended June 30, 1998
                                ------------------------------------------------------------------------------------
                                   Income          Shares      Per Share     Income          Shares      Per Share
                                 (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                -------------------------------===========------------------------------------------
Net income for the period       $   830                                     $   2,621

Less: Preferred dividend
   requirements                      (2)                                           (5)
                                --------------                            --------------
Basic Earnings Per Share

Income attributable to
     common shareholders            828            7,710      $   0.11          2,616         6,624      $   0.40
                                                               ===========                               ===========
Effect of dilutive securities

   Warrants and options                              703                                        780

   Convertible preferred
    dividend requirements             2               22                            5            22
                                --------------------------    -------------------------------------
Diluted Earnings Per Share

    Income attributable to
     common shareholders and
     assumed conversions        $   830            8,435     $       0.10   $   2,621          7,426      $ 0.35
                                ====================================================================================




                                           For the three months                      For the six months
                                           ended June 30, 1997                       ended June 30, 1997
                                -----------------------------------------------------------------------------------
                                   Income          Shares      Per Share      Income          Shares      Per Share
                                 (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)    Amount
                                -----------------------------------------------------------------------------------
Net income for the period       $ 1,415                                     $ 2,260

Less: Preferred dividend
   requirements                      (3)                                         (6)
                                ----------                                   -------
Basic Earnings Per Share

   Income attributable to
     common shareholders          1,412            5,453       $   0.26     $ 2,254             5,423         $0.42
                                                               ========                                   ========
Effect of dilutive securities

   Warrants and options                              845                                         753

   Convertible preferred
    dividend requirements             3               29                          6               29
                                -------------------------------              ---------------------------------
Diluted Earnings Per Share

    Income attributable to
     common shareholders and
     assumed conversions        $ 1,415            6,327       $   0.22     $  2,260            6,205          $0.36
                                =======================================   ========================================

5. In the six months ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS
130), which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes in stockholders' equity, except those due to investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

         Total comprehensive income is as follows:


                                                    For the three                             For the six
                                                    months ended                             months ended
                                                       June 30,                                 June 30,
                                        ---------------- ------------------     ------------------ -------------------
                                               1998               1997              1998                1997
                                        ---------------- ------------------     ------------------ -------------------
Net income                              $       830         $    1,418          $  2,621            $  2,265
Other comprehensive income (loss)
(principally foreign exchange                   (75)                72               (78)                 (2)
translation)
                                        ---------------- ------------------     ------------------ -------------------
Comprehensive income                    $       755         $    1,490          $  2,543           $   2,263
                                        ================ ==================     ================== ===================

6. On April 3, 1998, the Company completed the sale of 2,000,000 shares of its common stock through an underwritten public offering, which provided the Company with net proceeds of approximately $22 million. On April 30, 1998, the Company completed the sale of an additional 300,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option, which provided the Company with additional net proceeds of approximately $3.2 million. The Company expects to use the net proceeds to increase its sales, marketing and customer support capabilities, to expand its facilities, to pursue possible acquisitions of, or investments in, complementary businesses, products or technologies and for general corporate purposes.

7. On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, for an aggregate cash purchase price of approximately $821,000, including related incurred acquisition costs, in a business combination accounted for as a purchase. DigiVision's results of operations are included in the accompanying financial statements from the acquisition date forward. With respect to this acquisition, DigiVision's results of operations from January 1, 1998 through the acquisition date were not material and accordingly, pro-forma operating results are not presented. Acquired in process research and development projects of DigiVision, which could not be capitalized, were valued at $435,000 and were expensed at the time of the acquisition. The excess of the purchase price (including acquisition related costs) over the fair value of net assets acquired ($778,000) is being amortized over a five year period.

Item 2.   Management's Discussion and Analysis or Plan of Operation

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following table sets forth certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the periods indicated.


                             Percentage of Revenues


                                                                 Three months ended     Six months ended
                                                                       June 30,             June 30,
                                                                  1998        1997       1998        1997
                                                                 -------      ----       ----     -------
            Statement of operations data:
              Revenues........................................   100.0       100.0      100.0       100.0
              Cost of revenues................................    38.1        42.9       39.6        41.9
                                                                -------      -----      -----       -----
              Gross profit....................................    61.9        57.1       60.4        58.1
              Selling, general and administrative expenses        40.4        32.8       34.1        33.9
              Product development.............................     8.2         2.8        7.0         3.6
              Write-off of acquired technology................     8.4           -        3.9          -
                                                                -------       -----      -----       -----
              Operating income ...............................     4.9        21.5       15.4        20.6
              Other income (expense), net.....................     8.2         1.8        5.0         1.9
              Income tax benefit .............................     2.9         1.0        3.1         2.3
                                                                -------      -----      -----       -----
              Net income .....................................    16.0        24.3       23.5        24.8
              Preferred stock dividend requirements...........      *           *          *           *
                                                                -------       -----      -----      -----
              Net income attributable to common                   16.0        24.3       23.5        24.8
                 stockholders.................................  =======       =====      =====       =====
     * less than 0.1%

Comparison of the Three-Month Period Ended June 30, 1998 to the Three-Month Period Ended June 30, 1997

     Revenues. For the quarter ended June 30, 1998, revenues decreased by approximately $600,000, or 10.8%, to $5.2 million from $5.8 million for the quarter ended June 30, 1997. Sales of IONSCAN(R)s and related products decreased by approximately $900,000, or 15.5%, due to a decline in average unit selling price and lower orders for consumables and accessories. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which are at lower unit prices than sales to other customers and competitive pressures in the Company's other markets. During the three-month period ended June 30, 1997, the FAA placed a large stocking order for consumables and accessories in connection with its initial procurement of IONSCAN(R)s. As a result, sales of such consumables and accessories were lower in the three-month period ended June 30, 1998. These decreases were offset in part by revenues of $323,000 generated by DigiVision subsequent to its acquisition during the second quarter of 1998. Sales of specialty instruments were insignificant in both quarters. The Company has placed less emphasis on marketing its specialty instruments and anticipates that revenues from sales of such instruments will continue to be immaterial to the Company's overall results. Revenues derived from funded research and development decreased by approximately $115,000, or 63.9%, in the quarter ended June 30, 1998 as compared to the 1997 period. Funded research and development revenues decreased as a result of a hiatus caused by the wait for the FAA to formally approve an increase in the scope of work of the first phase of a $700,000 FAA project awarded to the Company to design an automated luggage explosives detection system utilizing the Company's trace detection technology. The first phase of this project which involves a proof of concept, including the planned increase in scope, is expected to be completed by the end of the fourth quarter of 1998.

   Gross Profit. For the quarter ended June 30, 1998, gross profit decreased by approximately $100,000, or 3.4%, to $3.2 million from $3.3 million in the 1997 period. As a percentage of revenues, gross profit increased to 61.9% in the quarter ended June 30, 1998 from 57.1% in the 1997 period. Excluding the effects of DigiVision, gross profit for the first quarter of 1998 decreased by approximately $285,000 compared to the first quarter of 1997, and as a percentage of revenues, gross profit increased to 62.5%. The dollar decrease in gross profit was due primarily to lower revenues during the three months ended June 30, 1998. The increase in gross profit percentage was primarily attributable to reduced production costs resulting from larger, more efficient production runs of the IONSCAN(R) and related reductions in cost of materials due to higher volume purchases.

   Selling, General and Administrative. For the quarter ended June 30, 1998, selling, general and administrative expenses increased by approximately
$191,000, or 10.0%, to $2.1 million from $1.9 million in the 1997 period primarily as a result of the inclusion of DigiVision. As a percentage of revenues, selling, general and administrative expenses increased to 40.4% in the 1998 period from 32.8% in the 1997 period. Selling and marketing expenses decreased by approximately $62,000, primarily due to reduced commission expense. Excluding the effects of DigiVision, selling and marketing expenses would have decreased by approximately $151,000. General and administrative expenses increased by $253,000 primarily as a result of increased payroll and related costs and expenses relating to the Company's recently formed business development group. Excluding the effects of DigiVision, general and administrative expenses increased by approximately $165,000. A significant portion of the expenses relating to the business development group resulted from a shifting of expense from production due to personnel re-alignment. The Company will be adding additional personnel to the business development group and accordingly, expects that general and administrative expenses will increase.

     Product Development. For the quarter ended June 30, 1998, product development expenses increased by approximately $260,000, or 160%, to $423,000 from $163,000 in the 1997 period. As a percentage of revenues, product development expenses increased to 8.2% for the quarter ended June 30,1998 from 2.8% in the 1997 period as a result of a higher level of internally funded new product development activity and the reduction of funded projects. Excluding the effects of DigiVision, product development increased by $216,000. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Write-off of Acquired Technology. During the second quarter of 1998, the Company completed the acquisition of DigiVision. In connection therewith, the Company acquired approximately $435,000 of certain technology that was in the research and development stage. The costs related to such technology were expensed at the time of the acquisition.

     Operating Income. For the quarter ended June 30, 1998, operating income decreased by $997,000, or 79.5%, to $257,000 from $1.3 million in the 1997 period. As a percentage of revenues, operating income decreased to 4.9% from 21.5% in the 1997 period. The decrease was due to the factors described above.

     Other Income and Expense. For the quarter ended June 30, 1998, interest income increased by $370,000, or 322%, to $485,000 from $115,000 in the 1997 period. The increase was the result of increased interest earned on larger cash and short term investment balances.

     Income Taxes. For the quarter ended June 30, 1998, the Company had a net tax benefit of $150,000, composed of foreign taxes of $100,000, offset by a $250,000 deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in future quarters in 1998.

Comparison of the Six-Month Period Ended June 30, 1998 to the Six-Month Period Ended June 30, 1997

     Revenues. For the six months ended June 30, 1998, revenues increased by approximately $1.7 million, or 18.0%, to $11.1 million from $9.4 million for the six months ended June 30, 1997. Sales of IONSCAN(R)s and related products increased by approximately $1.6 million, or 17.1%, due to a 47.7% increase in unit sales offset in part by a decline in average unit selling price. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which are at lower unit prices than sales to other customers and competitive pressures in the Company's other markets. Sales of specialty instruments were insignificant in both periods. The Company has placed less emphasis on marketing its specialty instruments and anticipates that revenues from sales of such instruments will continue to be insignificant to the Company's overall results. Revenues derived from funded research and development decreased by approximately $181,000, or 57.8%, in the six months ended June 30, 1998 as compared to the 1997 period. Funded research and development revenues decreased as a result of a hiatus caused by the wait for the FAA to formally approve an increase in the scope of work of the first phase of a $700,000 FAA project awarded to the Company to design an automated luggage explosives detection system utilizing the Company's trace detection technology. The first phase of this project which involves a proof of concept, including the planned increase in scope, is expected to be completed during 1998. In addition, DigiVision recorded sales of $323,000 in the period.

   Gross Profit. For the six months ended June 30, 1998, gross profit increased by approximately $1.2 million or 22.6%, to $6.7 million from $5.5 million in the 1997 period. As a percentage of revenues, gross profit increased to 60.4% in the six months ended June 30, 1998 from 58.1% in the 1997 period. Excluding the effects of DigiVision, gross profit increased by approximately $1.1 million, and as a percentage of revenues, gross profit increased to 60.8%. The increase in gross profit was primarily attributable to increased sales, as well as reduced production costs resulting from larger, more efficient production runs of the IONSCAN(R) and related reductions in cost of materials due to higher volume purchases.

   Selling, General and Administrative. For the six months ended June 30, 1998, selling, general and administrative expenses increased by approximately $591,000, or 18.5%, to $3.8 million from $3.2 million in the 1997 period.
DigiVision accounted for approximately $177,000, or 5.3% of the increase. As a percentage of revenues, selling, general and administrative expenses increased to 34.1% in the 1998 period from 33.9% in the 1997 period. Selling and marketing expenses increased by approximately $67,000. Excluding DigiVision, selling and marketing expenses would have decreased by approximately $21,000. General and administrative expenses increased by $525,000 primarily as a result of increased payroll and related costs and expenses related to the Company's recently formed business development group. Excluding DigiVision, general and administrative expenses increased by approximately $437,000. A significant portion of the expenses relating to the business development group resulted from a shifting of expense from production due to personnel re-alignment. The Company will be adding additional personnel to the business development group and accordingly expects that general and administrative expenses will increase.

     Product Development. For the six months ended June 30, 1998, product development expenses increased by approximately $447,000, or 132%, to $785,000 from $338,000 in the 1997 period. As a percentage of revenues, product development expenses increased to 7.0% for the six months ended June 30,1998 from 3.6% in the 1997 period as a result of a higher level of internally funded new product development activity and the reduction of funded projects. Excluding DigiVision, product development increased by $403,000. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Write-off of Acquired Technology. On April 30, 1998, the Company completed the acquisition of DigiVision. In connection therewith, the Company acquired approximately $435,000 of certain technology that was in the research and development stage. The costs related to such technology were expensed at the time of the acquisition.

     Operating Income. For the six months ended June 30, 1998, operating income decreased by approximately $233,000, or 12.0%, to $1.7 million from $1.9 million in the 1997 period. As a percentage of revenues, operating income decreased to 15.4% from 20.6% in the 1997 period. The decrease was due primarily to the factors described above.

     Other Income and Expense. For the six months ended June 30, 1998, interest income increased by $423,000, or 200%, to $635,000 from $212,000 in the 1997 period. The increase was the result of increased interest earned on larger cash and short term investment balances.

     Income Taxes. For the six months ended June 30, 1998, the Company had a net tax benefit of $350,000, composed of foreign taxes of $200,000, offset by a $550,000 deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in future quarters in 1998.


Capital Resources and Liquidity

     Cash provided by operations was approximately $3.3 million in the six months ended June 30, 1998, and cash used in operations was approximately $1.3 million in the same period in 1997. Cash provided by operations in the six months ended June 30, 1998 resulted primarily from net income of $2.6 million and lower accounts receivable, offset in part by reduced accounts payable and accrued liabilities. Cash used in operating activities in the same period in 1997, resulted primarily from increases in accounts receivable and inventory, which more than offset net income of $2.3 million for the period.

     Cash used in investing activities was $15.9 million in the six months ended June 30, 1998 and $240,000 in the same period in 1997. Cash used in investing activities in the six months ended June 30, 1998 resulted from the purchase of marketable securities, the acquisition of DigiVision and capital expenditures. Cash used in investing activities in the same period in 1997 resulted from capital expenditures partially offset by the sale of marketable securities.

     Cash provided by financing activities was $25.3 million in the six months ended June 30, 1998, and $155,000 in the same period in 1997. Cash provided by financing activities in the six months ended June 30, 1998 resulted primarily from the net proceeds of the sale of 2.3 million shares of the Company's common stock in an underwritten public offering. Cash provided by financing activities in the same period in 1997 resulted primarily from the net proceeds of certain option and warrant exercises, offset by the repayment of indebtedness.

     The Company's capital expenditures in the six months ended June 30, 1998 aggregated approximately $458,000. Such expenditures consisted primarily of fixed assets purchased to support product development projects and computer hardware relating to the modernization of the Company's computer network. The Company believes that it will require approximately $500,000 in additional capital investment in tooling, equipment, and facility improvements for 1998.

     In March 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited, have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At June 30, 1998, $4.8 million was available under this Facility.

         On July 7, 1998 the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares or approximately 12.7% of the Company's outstanding Common Stock. The repurchases will be made from time to time in open market transactions in amounts as determined by the Company's management and will be funded out of the Company's working capital.

         The Company has tax loss carryforwards to offset future tax liabilities in the U.S.

         As of June 30, 1998, the Company had cash and cash equivalents of $20.9 million and marketable securities of $17.1 million. The Company believes that its existing cash balances, marketable securities and expected income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

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

Effects of Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. Due to its recent issuance, the Company is currently reviewing the effects of SFAS No. 133. This standard will be adopted by the Company no later than its year ending December 31, 2000.


Disclosure Regarding Forward-Looking Statements

         This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used herein, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements.

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

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

           (a) The 1998 Annual Meeting of Stockholders of the Company was held on May 13, 1998.

           (b) - (c) The matters  voted on at the Annual Meeting of Stockholders and the results of such voting were as follows:

           1) Election of Directors

                 Nominee                                          For                         Withheld
                 -------                                       ------------                  --------
                 Stanley S. Binder                            5,673,146                          0
                 John H. Davies                               5,673,233                          0
                 John J. Harte                                5,673,358                          0
                 Richard D. Condon                            5,673,358                          0
                 John D. Abernathy                            5,672,883                          0
                 James C. McGrath                             5,673,358                          0

          2) Ratification of appointment of BDO Seidman, LLP as independent auditors of the Company's 1998 financial statements


           FOR: 5,688,720; AGAINST: 8,647; ABSTAIN: 9,756; NOT-VOTED: 1,859,812

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

           27    Financial Data Schedule.


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


                       BARRINGER TECHNOLOGIES INC.
                       (Registrant)



                       /S/ STANLEY S. BINDER
                       Stanley S. Binder President,



                       /S/ RICHARD S. ROSENFELD
                       Richard S. Rosenfeld, Chief Financial Officer (Principal Accounting Officer)



Date: August 12, 1998

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS



Exhibit Number       Page No.

           27.1      Financial Data Schedule                              18