Form 10QSB
period 1998-09-30
BARRINGER TECHNOLOGIES INC
filed 1998-11-10
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      30 Technology Drive, Warren NJ 07059
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 222-9100
                           (Issuer's telephone number)

                    219 South Street, Murray Hill, NJ 07974
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

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

Common stock, $0.01 par value - outstanding as of November 4, 1998 - 7,606,597 shares

      Transitional Small Business Disclosure Format (check one): Yes ; No X

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES




                                      INDEX




                                                                      Page No.
Part I Financial Information

   Item 1. Financial Statements

          - Consolidated Balance Sheets as of September 30, 1998
            (unaudited) and December 31, 1997                             3
          - Consolidated Statements of Operations (unaudited)
            for the three months and nine months ended
            September 30, 1998 and 1997                                   5
          - Consolidated Statements of Cash Flows (unaudited)
            for the three months and nine months ended
            September 30, 1998 and 1997                                   6
          - Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis or Plan of Operations    10

Part II  Other Information:
   Item 6. Exhibits and Reports on Form 8-K                              16

Signatures                                                               17

Index to Exhibits                                                        18

Part I. Financial Information
         Item 1. Financial Statements


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                             September 30,    December 31,
                                                      1998              1997
                                                   (unaudited)

Current assets:
 Cash and cash equivalents                        $19,483,000        $8,188,000
 Marketable securities                             15,102,000         2,499,000
 Accounts  receivable, less allowances
   of $292,000 and $109,000                         4,753,000         7,908,000
 Inventories                                        4,928,000         3,049,000
 Prepaid expenses and other                         1,059,000           887,000
 Deferred tax asset                                 2,256,000         1,506,000
                                                -------------       ------------
     Total current assets                          47,581,000        24,037,000

Property and equipment, net                         1,955,000         1,505,000

Other assets                                        1,282,000            66,000
                                                -------------    ---------------

     Total assets                                 $50,818,000       $25,608,000
                                                =============    ===============



                See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY             September 30,    December 31,
                                                    1998                  1997
                                                 (unaudited)
Current liabilities:
 Accounts payable                                 $1,399,000        $1,324,000
 Accrued liabilities                                 397,000           473,000
 Accrued payroll and related taxes                   872,000         1,520,000
 Accrued commission payable                          214,000           801,000
 Foreign income tax payable                           37,000           255,000
                                                  ----------        ------------
    Total current liabilities                      2,919,000         4,373,000

Other non-current liabilities                        145,000           121,000
                                                  ----------        ------------

     Total liabilities                             3,064,000         4,494,000
                                                  ----------        ------------

Shareholders' equity (Note 8):
   Convertible preferred stock, $1.25
     par value, 1,000,000 shares
     authorized,  none outstanding

   Preferred stock, $2.00 par
     value, 4,000,000
     shares authorized:

   270,000 shares designated class
     A convertible  preferred stock,
     38,616 and 45,146 shares
     outstanding less discount of
     $30,000 and $35,000, respectively                47,000            55,000

   730,000 shares designated class B
     convertible preferred stock,
     22,500 shares outstanding                        45,000            45,000

   Common stock, $.01 par value, 20,000,000
      shares authorized, 7,851,000 and
      5,495,000 shares outstanding,
      respectively                                    79,000            55,000

 Additional paid-in capital                       55,604,000        30,209,000

 Accumulated deficit                              (5,738,000)       (8,780,000)

 Foreign currency translation                       (730,000)         (457,000)
                                                   ----------       ------------
                                                   49,307,000       21,127,000

 Less: common stock in treasury at
  cost, 243,000 and 31,000 shares,
  respectively                                    (1,553,000)          (13,000)
                                                 ------------       -----------
    Total shareholders' equity                    47,754,000        21,114,000
                                                 ------------      ------------
Total liabilities and shareholders' equity       $50,818,000       $25,608,000
                                                 ===========      ============


                See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                            1998          1997                1998          1997
                                                     ------------- --------------      ------------- --------------
Revenues                                                   $3,412         $5,905            $14,547        $15,343
Cost of revenues                                            1,283          2,729              5,695          6,684
                                                     ------------- --------------      ------------- --------------
        Gross profit                                        2,129          3,176              8,852          8,659
                                                     ------------- --------------      ------------- --------------
Operating expenses:
        Selling, general and administrative                 1,844          1,668              5,635          4,868
        Product development                                   546            164              1,331            502
        Amortization of goodwill                               39              -                 65              -
        Write-off of acquired technology                        -              -                435              -
                                                     ------------- --------------      ------------- --------------
                                                            2,429          1,832              7,466          5,370
                                                     ------------- --------------      ------------- --------------
             Operating income (loss)                        (300)          1,344              1,386          3,289
                                                     ------------- --------------      ------------- --------------
Other income (expense):
        Interest income                                       523             99              1,158            311
        Other, net                                              7            (11)               (42)           (39)
                                                     ------------- --------------      ------------- --------------
                                                              530             88              1,116            272
                                                     ------------- --------------      ------------- --------------
             Income before income tax benefit                 230          1,432              2,502          3,561
Income tax benefit                                            195            125                545            256
                                                     ------------- --------------      ------------- --------------
             Net income                                       425          1,557              3,047          3,817
Preferred stock dividends                                      (2)            (3)                (7)            (9)
                                                     ------------- --------------      ------------- --------------
             Net income attributable to common       $        423  $       1,554       $      3,040  $       3,808
             shareholders
                                                     ============= ==============      ============= ==============
Per share data (note 4):
   Basic earnings per common share                   $       0.05  $        0.28       $       0.43  $        0.70
                                                     ============= ==============      ============= ==============
   Diluted earnings per common share                 $       0.05  $        0.24       $       0.40  $        0.61
                                                     ============= ==============      ============= ==============
Weighted average common and common
  equivalent shares outstanding:
   Basic                                                    7,719          5,484              6,992          5,443
                                                     ============= ==============      ============= ==============
   Diluted                                                  8,313          6,389              7,687          6,268
                                                     ============= ==============      ============= ==============



                See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)



                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,                September 30,
                                                             --------------------------    -------------------------
OPERATING ACTIVITIES                                                1998          1997             1998         1997
                                                             ------------ -------------    ------------- -----------
Net Income                                                          $425        $1,557           $3,047      $3,817
Items not affecting cash:
           Depreciation and amortization                             109            40              335         120
           Deferred tax benefit                                     (200)         (175)            (750)       (475)
           Inventory and accounts receivable reserves                 79            65              183         159
           Write-off of acquired technology                            -             -              435           -
           Other                                                    (204)           86             (278)         73
Increase in non-cash working capital balances                     (1,407)         (443)            (890)     (3,859)
                                                              ------------ -------------    ------------- ----------
              Cash provided by (used in) operating                (1,198)        1,130            2,082        (165)
              activities
                                                             ------------ -------------    ------------- -----------
INVESTING ACTIVITIES
Purchase of equipment and other                                     (204)         (642)            (662)     (1,155)
Purchase of DigiVision and related costs                               -             -             (821)          -
Sale (purchase) of marketable securities                           2,026           555          (12,603)        828
                                                             ------------ -------------    ------------- -----------
              Cash provided by (used in) investing                 1,822           (87)         (14,086)       (327)
              activities
                                                             ------------ -------------    ------------- -----------
FINANCING ACTIVITIES
Proceeds on sale of common stock, net of $2,393                        -             -           25,207           -
  of offering costs
Warrant and option exercises                                           -           158              204         422
Repayment from (loan to) employee                                  (500)             -            (500)          71
Acquisition of treasury stock                                    (1,540)             -          (1,540)           -
Payment of dividends on preferred stock                                -             -              (5)          (6)
Reduction in bank debt and other                                       -                           (67)        (174)
                                                             ------------ -------------    ------------- -----------
              Cash provided by (used in) financing               (2,040)           158           23,299         313
              activities
                                                             ------------ -------------    ------------- -----------
Increase (decrease) in cash and cash equivalents                 (1,416)         1,201           11,295        (179)
Cash and cash equivalents at beginning of period                 20,899          3,896            8,188       5,276
                                                             ------------ -------------    ------------- -----------
Cash and cash equivalents at end of period                      $19,483         $5,097          $19,483      $5,097
                                                             ============ =============    ============= ===========


CHANGES IN COMPONENTS OF NON-CASH
WORKING CAPITAL BALANCES RELATED TO
OPERATIONS
Accounts receivable                                              $  684         $ (648)          $3,034     $(3,573)
Inventories                                                      (1,114)           548           (1,687)       (606)
Other current assets                                               (223)           (54)            (153)        (51)
Accounts payable and accrued liabilities                           (754)          (289)          (2,084)        371
                                                             ------------ -------------    ------------- -----------
Increase in non-cash working capital balances                   $(1,407)        $ (443)          $ (890)    $(3,859)
                                                             ============ =============    ============= ===========

Cash paid during the period for interest                        $     1         $   15           $    1     $    17
                                                             ============ =============    ============= ===========
Cash paid during the period for income taxes                    $   249         $   28           $  450     $   186
                                                             ============ =============    ============= ===========


                See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1998 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1998 and 1997, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. This report should be read in conjunction therewith. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. As a result of the Company's losses in periods prior to 1996, a valuation allowance has been provided for a portion of the U.S. and Canadian deferred tax assets. The U.S. valuation allowance was reduced by $200,000 and $750,000 for the three months and nine months ended September 30, 1998, respectively, which created a deferred tax benefit of an equivalent amount. Based on historical results and estimated 1998 earnings, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income sufficient to reduce additional amounts of the valuation allowance is considered more likely than not.

3. On March 13, 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Borrowings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999 and is subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited, have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At September 30, 1998, $4,800,000 was available under this facility.

4. Basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997, respectively, have been computed as follows:

                                For the three months ended September 30,   For the nine months ended September 30,
                                                  1998                                      1998
                                ====================================================================================
                                   Income          Shares      Per Share     Income          Shares      Per Share
                                 (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                ------------------------------------------------------------------------------------
Net income for the period       $         425                             $
                                                                                  3,047
Less: Preferred dividend
   requirements                           (2)                                        (7)
                                --------------                            --------------
Basic Earnings Per Share
   Income attributable to
     common shareholders                  423            7,719  $    0.05         3,040            6,992   $   0.43
                                                                =========                                  ========
Effect of dilutive securities
   Warrants and options                                    572                                       673
   Convertible preferred
    dividend requirements                   2               22                        7               22
                                ---------------     -----------             ------------      ----------
Diluted Earnings Per Share
    Income attributable to
     common shareholders and
     assumed conversions        $         425            8,313  $    0.05    $    3,047            7,687   $    0.40
                                ===============     =========== =========  ============        =========   =========


                                For the three months ended September 30,   For the nine months ended September 30,
                                                  1997                                      1997
                                ====================================================================================
                                   Income          Shares      Per Share     Income          Shares      Per Share
                                 (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                ====================================================================================
Net income for the period       $       1,557                                  $  3,817

Less: Preferred dividend
   requirements                           (3)                                        (9)
                                --------------                            --------------
Basic Earnings Per Share
   Income attributable to
     common shareholders                1,554            5,484   $     0.28       3,808            5,443    $ 0.70
                                                                 ===========                                ======
Effect of dilutive securities
   Warrants and options                                    881                                       801
   Convertible preferred
    dividend requirements                   3               24                        6               24
                                --------------      -----------              -------------    -----------
Diluted Earnings Per Share
    Income attributable to
     common shareholders and
     assumed conversions        $       1,557            6,389   $     0.24     $ 3,814            6,268    $ 0.61
                                ==============     ============  ==========   ============    ============  ======


5. In the nine months ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", (SFAS
130), which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes in stockholders' equity, except those due to investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

         Total comprehensive income is as follows:

                                            For the three months ended           For the nine months ended September
                                                  September 30,                                  30,
                                        -----------------------------------     --------------------------------------
                                                   1998               1997                   1998                1997
                                        ---------------- ------------------     ------------------ -------------------
Net income                              $           425  $           1,557      $           3,047  $            3,817
Other comprehensive income (loss)
(principally foreign exchange
translation)                                       (204)               (62)                  (282)                 60
                                        ---------------- ------------------     ------------------ -------------------
Comprehensive income                    $           221  $           1,495      $           2,765  $            3,877
                                        ================ ==================     ================== ===================


6. On April 3, 1998, the Company completed the sale of 2,000,000 shares of its common stock through an underwritten public offering, which provided the Company with net proceeds of approximately $22 million. On April 30, 1998, the Company completed the sale of an additional 300,000 shares of its common stock pursuant to the exercise of the underwriters' over-allotment option, which provided the Company with additional net proceeds of approximately $3.2 million. The Company expects to use the net proceeds to increase its sales, marketing and customer support capabilities, to expand its facilities, to pursue possible acquisitions of, or investments in, complementary businesses, products or technologies, for the acquisition of treasury stock pursuant to the Company's recently approved stock buyback program and for general corporate purposes.

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

8) On August 26, 1998, the Company's Board of Directors declared a dividend payable September 9, 1998 of one right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company held of record at the close of business on September 8, 1998, or issued thereafter and prior to the Separation Time and thereafter pursuant to options and convertible securities outstanding at the Separation Time. Each Right entitles its registered holder to purchase from the Company, after the Separation time, one one-hundreth of a share of Participating Preferred Stock, par value $2.00 per share, for $32.50, subject to adjustment.

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

                             Percentage of Revenues


                                                                 Three months ended   Nine months ended
                                                                    September 30,       September 30,
                                                                  1998        1997     1998      1997
                                                                 -------      ----     ----      ----
Statement of operations data:
   Revenues........................................              100.0      100.0      100.0     100.0
   Cost of revenues................................               37.6       46.2       39.1      43.6
                                                              ---------- ---------- ---------- ---------
   Gross profit....................................               62.4       53.8       60.9      56.4
   Selling, general and administrative expenses....               54.0       28.2       38.7      31.7
   Product development.............................               16.0        2.8        9.1       3.3
   Amortization of goodwill........................                1.1          -        0.5         -
   Write-off of acquired technology................                 -           -        3.0         -
                                                               ---------- ---------- --------   -------
   Operating income ...............................               (8.7)      22.8        9.6      21.4
   Other income (expense), net.....................               15.5        1.5        7.6       1.8
   Income tax benefit .............................                5.7        2.1        3.7       1.7
                                                               ---------- ---------- --------   -------
   Net income .....................................               12.5       26.4       20.9      24.9
   Preferred stock dividend requirements...........               (0.1)      (0.1)       *        (0.1)
                                                               ---------- ---------- --------   -------
   Net income attributable to common                              12.4       26.3       20.9      24.8
      stockholders.................................            ========== ========== ========   =======
     * less than 0.1%



Comparison of the Three-Month Period Ended September 30, 1998 to the Three-Month Period Ended September 30, 1997

     Revenues. For the quarter ended September 30, 1998, revenues decreased by approximately $2.5 million, or 42.2%, to $3.4 million from $5.9 million for the quarter ended September 30, 1997. Sales of IONSCAN(R)s and related products decreased by approximately $2.7 million, or 48.6%, due to a significant decline in unit sales of IONSCAN(R)s. The decline in units sold during the quarter reflects the continued unpredictable timing of orders between quarters in addition to the lack of significant orders normally received at the end of the US government's fiscal year. During the three-month period ended September 30, 1997, the Company received several large orders representing approximately 75% of the quarter's sales from four customers, including the FAA and US Coast
Guard.  This  pattern  was not  repeated  during the three  month  period  ended
September 30, 1998. Sales of specialty products increased by approximately $384,000, or 6400%, to $390,000 from $6,000 for the three months ended September 30, 1997. The increase is attributable to revenues of approximately $332,000 from DigiVision, acquired in May 1998. For the quarter ended September 30, 1998, revenues derived from funded research and development decreased by approximately $144,000, or 52.2%, to $132,000 from $276,000 for the quarter ended September 30, 1997. Funded research and development revenues decreased as a result the nearing of completion on the first phase of a $950,000 FAA project awarded to the Company to design an automated luggage explosives detection system utilizing the Company's trace detection technology.

   Gross Profit. For the quarter ended September 30, 1998, gross profit decreased by approximately $1.1 million, or 33.0%, to $2.1 million from $3.2 million in the 1997 period. As a percentage of revenues, gross profit increased to 62.4% in the quarter ended September 30, 1998 from 53.8% in the 1997 period. Excluding the effects of DigiVision, gross profit for the third quarter of 1998 decreased by approximately $1.2 million compared to the third quarter of 1997, and as a percentage of revenues, gross profit increased to 63.9% compared to 53.8% for the 1997 period. The dollar decrease in gross profit was due primarily to reduced unit sales during the three months ended September 30, 1998. The increase in gross profit percentage was primarily attributable to reduced production costs resulting from larger, more efficient production runs of the IONSCAN(R) and related reductions in cost of materials due to higher volume purchases and slightly higher average selling prices reflecting more units sold in the international markets.

   Selling, General and Administrative. For the quarter ended September 30, 1998, selling, general and administrative expenses increased by approximately $176 ,000, or 10.6%, to $1.8 million from $1.7 million in the 1997 period. Excluding DigiVision, expenses would have increased by approximately $86,000. As a percentage of revenues, selling, general and administrative expenses increased to 54.0% in the 1998 period from 28.2% in the 1997 period primarily reflecting the lower level of revenues for the quarter. Selling and marketing expenses increased by approximately $315 ,000. Excluding the effects of DigiVision, selling and marketing expenses increased by approximately $197,000 primarily due to increased costs associated with product support and occupancy. General and administrative expenses decreased by $139,000. Excluding the effects of DigiVision, general and administrative expenses decreased by approximately $211,000, primarily as a result of adjustments to the incentive compensation accrual reflecting lower earnings and the reimbursement of certain expenses. Included in general and administrative expenses are the costs relating to the recently formed business development group in the amount of $144,000. A significant portion of these expenses represent a shift of expenses from the manufacturing department due to personnel re-alignment.

     Product Development. For the quarter ended September 30, 1998, product development expenses increased by approximately $382,000, or 233%, to $546,000 from $164,000 in the 1997 period. As a percentage of revenues, product development expenses increased to 16% for the quarter ended September 30,1998 from 2.8% in the 1997 period. Excluding the effects of DigiVision, product development expenses increased by $310,000 primarily as a result of a higher level of internally funded new product development activity and the reduction of funded projects. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Operating Income. For the quarter ended September 30, 1998, operating income decreased by $1.6 million, or 122%, to an operating loss of $300,000 from an operating profit of $1.3 million in the 1997 period. As a percentage of revenues, operating income decreased to a negative 8.7% from a positive 22.8% in the 1997 period.
The decrease was due to the factors described above.

     Other Income and Expense. For the quarter ended September 30, 1998, interest income increased by $424,000, or 428%, to $523,000 from $99,000 in the 1997 period. The increase was the result of increased interest earned on higher levels of cash and short term investments.

     Income Taxes. For the quarter ended September 30, 1998, the Company had a net tax benefit of $195,000, composed of foreign taxes of $5,000, offset by a $200,000 deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in the fourth quarter of 1998.


Comparison of the Nine-Month Period Ended September 30, 1998 to the Nine-Month Period Ended September 30, 1997

     Revenues. For the nine months ended September 30, 1998, revenues decreased by approximately $796,000 or 5.2%, to $14.5 million from $15.3 million for the nine months ended September 30, 1997. Sales of IONSCAN(R)s and related products decreased by approximately $1.1 million, or 7.2%, primarily due to a decrease in average unit selling price from the same period in 1997. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which are at lower unit prices than sales to other customers and competitive pressures in the Company's other markets. Sales of specialty products increased by approximately $588,000, or 555%, to $694,000 from $106,000 for the nine months ended September 30, 1997. This increase was primarily attributable to revenues of approximately $660,000 from DigiVision, which was acquired in May 1998. Revenues derived from funded research and development decreased by approximately $325,000, or 55.2%, in the nine months ended September 30, 1998 as compared to the 1997 period. Funded research and development revenues decreased as a result of the nearing completion on the first phase of a $950,000 FAA project awarded to the Company to design an automated luggage explosives detection system utilizing the Company's trace detection technology.

   Gross Profit. For the nine months ended September 30, 1998, gross profit increased by approximately

$193,000, or 2.2%, to $8.9 million from $8.7 million in the 1997 period. As a percentage of revenues, gross profit increased to 60.9% in the nine months ended September 30, 1998 from 56.4% in the 1997 period. Excluding the effects of DigiVision, gross profit decreased by approximately $139,000, and as a percentage of revenues, gross profit increased to 61.4%. This increase in gross profit percentage was primarily attributable to reduced production costs resulting from larger, more efficient production runs of the IONSCAN(R) and related reductions in cost of materials due to higher volume purchases.

   Selling, General and Administrative. For the nine months ended September 30, 1998, selling, general and administrative expenses increased by approximately $767,000, or 15.8%, to $5.6 million from $4.9 million in the 1997 period. DigiVision accounted for approximately $367,000, or 47.8% of the increase. As a percentage of revenues, selling, general and administrative expenses increased to 38.7% in the 1998 period from 31.7% in the 1997 period. Selling and marketing expenses increased by approximately $382,000. Excluding DigiVision, selling and marketing expenses increased by approximately $175,000 primarily as a result of an increase in sales and product support personnel . General and administrative expenses increased by $385,000. Excluding DigiVision, general and administrative expenses increased by approximately $225,000 primarily as a result of increased payroll and related costs and expenses related to the Company's recently formed business development group partially offset by reimbursement of certain expenses. A significant portion of the expenses relating to the business development group resulted from a shifting of expense from the manufacturing department due to personnel re-alignment.

     Product Development. For the nine months ended September 30, 1998, product development expenses increased by approximately $829,000, or 165%, to $1.3 million from $502,000 in the 1997 period. As a percentage of revenues, product development expenses increased to 9.1% for the nine months ended September 30, 1998 from 3.3% in the 1997 period. Excluding DigiVision, product development expenses increased by $713,000 as a result of a higher level of internally funded new product development activity and the reduction of funded projects. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Write-off of Acquired Technology. On April 30, 1998, the Company completed the acquisition of DigiVision. In connection therewith, the Company acquired approximately $435,000 of certain technology that was in the research and development stage. The costs related to such technology costs were expensed at the time of the acquisition.

     Operating Income. For the nine months ended September 30, 1998, operating income decreased by approximately $1.9 million, or 57.9%, to $1.4 million from $3.3 million in the 1997 period. As a percentage of revenues, operating income decreased to 9.6% from 21.4% in the 1997 period. The decrease was due primarily to the factors described above.

     Other Income and Expense. For the nine months ended September 30, 1998, interest income increased by $847,000, or 272%, to $1.2 million from $311,000 in the 1997 period. The increase was the result of increased interest earned on higher levels of cash and short term investments.

     Income Taxes. For the nine months ended September 30, 1998, the Company had a net tax benefit of $545,000, composed of foreign taxes of $205,000, offset by a $750,000 deferred tax benefit. Such deferred tax benefit was due in part to a reduction in the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results. Management anticipates that further deferred tax benefits will be recognized in the fourth quarter of 1998.


Capital Resources and Liquidity

     Cash provided by operations was approximately $2.1 million in the nine months ended September 30, 1998, and cash used in operations was approximately $165,000 in the same period in 1997. Cash provided by operations in the nine months ended September 30, 1998 resulted primarily from net income of $3.0 million and lower accounts receivable, offset in part by higher inventory, reduced accounts payable and accrued liabilities. Cash used in operating activities in the same period in 1997, resulted primarily from increases in accounts receivable, inventory and accounts payable and accruals, which more than offset net income of $3.8 million for the period.

     Cash used in investing activities was $14.1 million in the nine months ended September 30, 1998 and

$327,000 in the same period in 1997. Cash used in investing activities in the nine months ended September 30, 1998 resulted from the purchase of marketable securities, the acquisition of DigiVision and capital expenditures. Cash used in investing activities in the same period in 1997 resulted from capital expenditures partially offset by the sale of marketable securities.

     Cash provided by financing activities was $23.2 million in the nine months ended September 30, 1998, and $313,000 in the same period in 1997. Cash provided by financing activities in the nine months ended September 30, 1998 resulted primarily from the net proceeds of the sale of 2.3 million shares of the Company's common stock in an underwritten public offering less costs associated with the acquisition of treasury stock. Cash provided by financing activities in the same period in 1997 resulted primarily from the net proceeds of certain option and warrant exercises, offset by the repayment of indebtedness.

     The Company's capital expenditures in the nine months ended September 30, 1998 aggregated approximately $662,000. Such expenditures consisted primarily of fixed assets purchased to support product development projects and computer hardware relating to the modernization of the Company's computer network. The Company believes that it will require approximately $300,000 in additional capital investment in equipment and facility improvements for the remainder of 1998.

     In March 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited, have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At September 30, 1998, $4.8 million was available under this Facility.

         On July 7, 1998 the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares or approximately 12.7% of the Company's outstanding Common Stock. As of September 30, 1998, the Company had repurchased 212,500 shares at an aggregate cost of $1,540,000. Additional repurchases will be made from time to time in open market transactions in amounts as determined by the Company's management and will be funded out of the Company's working capital.

         The Company has tax loss carryforwards to offset future tax liabilities in the U.S.

         As of September 30, 1998, the Company had cash and cash equivalents of $19.5 million and marketable securities of $15.1 million. The Company believes that its existing cash balances, marketable securities and expected cash flow from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

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

         The Company has recently established a team to assess risk, identify and correct exposures when possible, and develop contingency plans for Year 2000 compliance issues. Since the assessment team has only recently been formed, the Company cannot currently estimate when its assessment will be completed. To date, the committee has identified several areas of potential concern to the Company, most particularly the software and hardware used as part of its own information systems, the impact of Year 2000 problems on the operation of its products, both current and discontinued, the impact of Year 2000 issues on its vendors, the impact of Year 2000 issues as it affects the physical working environment in which the Company operates, the potential impact of Year 2000 problems on the markets that the Company sells into and finally, crisis planning.

         The Company is currently completing its review of the software and hardware systems used by the Company's information systems. The Company believes that with modifications to existing software and hardware and conversions to new software, its internal systems and hardware will be Year 2000 compliant .

         The Company has substantially completed a preliminary review of its IONSCAN(R) products and believes that Year 2000 issues will have no impact on the performance of its IONSCAN(R) product line as the IONSCAN(R)'s functionality is not dependent on date or time references. In as much as the Company has made many products other than the IONSCAN(R) over the years, it is currently assessing the impact, if any, that Year 2000 issues would have on such products.

         The Company intends to initiate formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company intends to take steps to monitor the progress made by those parties, and intends to monitor others with whom it does business as the Year 2000 approaches.

         The Company is also reviewing the operating environment within which it functions to assess the Year 2000 risks relating to, among other things, its heating and air conditioning systems, security systems, communication systems and related hardware. To the extent possible, it will also assess certain market risks to try and determine, the effects, if any, Year 2000 issues could have on its customers that would affect their ability to purchase and pay for the Company's products. Based on initial assessments, the Company does not believe that Year 2000 issues will significantly alter demand for the Company's products.

         The Company intends to develop a crisis plan to deal with certain critical Year 2000 "what if" situations should they arise. The Company currently expects that it will either shift supply orders to suppliers that can demonstrate Year 2000 compliance or will attempt to stockpile significant supplies of critical components as January 1, 2000 approaches. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's state of preparedness and the status of third party Year 2000 readiness.

         The Company believes that the actions it has taken to date and steps it intends to take in the future will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Company's internal systems and products or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure to achieve Year 2000 compliance or to have appropriate contingency plans in place to deal with any noncompliance could result in a significant disruption of the Company's operations and could have a material adverse effect on the Company's financial condition or results of operations.

         Because the Company is still in the process of assessing its Year 2000 issues, the Company cannot estimate the cost of achieving Year 2000 compliance at this time. However, based on the preliminary assessments conducted to date, the Company does not believe that the costs of achieving such compliance will be material to its results of operations or financial condition.

          The costs of compliance and the dates on which the Company believes it will complete its Year 2000 modifications and risk assessments, are based on managements best estimates, based upon many different assumptions of future events and other factors. However, there can be no assurances that the Company's estimates will be achieved and actual results could differ from those anticipated.


Effects of Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. Due to its recent issuance, the Company is currently reviewing the effects of SFAS No. 133. This standard will be adopted by the Company no later than its year ending December 31, 2000.


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

     3.2   Amended  and  Restated  By-laws of the Company  (previously  filed as
           Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 26, 1998 (File No. 0-3207) and incorporated herein by reference).

     4.1 Stockholder Protection Rights Agreement, dated as of August 26, 1998, between the Company and American Stock Transfer & Trust Company (including the Form of Rights Certificate and the Form of Certificate of Designation and Terms of the Company's Participating Preferred Stock) (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 26, 1998 (File No. 0-3207) and incorporated herein by reference).

     27    Financial Data Schedule.


           (b) Reports on Form 8-K

           Item 5.  Other Events - On August 26, 1998, the Company filed a Form
                                   8-K to announce that  the Board of Directors
                                   of the Company  had  declared   a   dividend
                                   payable September 9, 1998  of  one  right (a
                                   "Right") for each outstanding share of common stock, par value $.01 per share, of the Company held of record at the close of business on September 8, 1998, or issued thereafter. The Rights are issued pursuant to the Stockholder Protection Rights Agreement, dated as of August 26, 1998, between the Company and American Stock Transfer & Trust Company, a copy of which has been filed as an exhibit to the Form 8-K.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act , the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BARRINGER TECHNOLOGIES INC.
                                                (Registrant)



                                          /S/ STANLEY S. BINDER
                                          Stanley S. Binder
                                          Chief Executive Officer



                                          /S/ RICHARD S. ROSENFELD
                                          Richard S. Rosenfeld, Chief
                                          Financial Officer
                                          (Principal Accounting Officer)



Date: November 9, 1998

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS



Exhibit Number       Page No.

           27        Financial Data Schedule                          19