Form 10-K
period 1998-12-31
BARRINGER TECHNOLOGIES INC
filed 1999-04-01
CIK 10119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 1998

                         Commission File Number: 0-3207

                           Barringer Technologies Inc.
                 (Name of small business issuer in its charter)

           Delaware                                         84-0720473
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                      30 Technology Drive, Warren, NJ 07059
          (Address, Including Zip Code, of Principal Executive Offices)

                                (908) 222 - 9100
                           (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Common Stock, par value $.01 per share
     Common Stock Purchase Warrants

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, is $31,291,000 as of March 26, 1999.

State the number of shares of each of the issuer's classes of common stock, outstanding as of the latest practicable date.


                                                Outstanding as of March 26, 1999
     Common Stock, $.01 par value                    7,394,072

                                   TABLE OF CONTENTS


Page

                                     PART I

Item   1.  Business................................................     3
Item   2.  Properties..............................................     8
Item   3.  Legal Proceedings.......................................     8
Item   4.  Submission of Matters to a Vote of Security Holders.....     9

                                     PART II

Item   5. Market for Common Equity and Related Stockholder Matters..    9
Item   6. Selected Financial Data...................................    10
tem    7. Management's Discussion and Analysis......................    11
Item   7A.Quantitative and Qualitative Disclosures About Market Risk.   17
Item   8. Financial Statements and Supplemental Data.................   17
Item   9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.......................   17

                                    PART III

Item  10. Directors and Executive Officers of the Registrant.........   18
Item  11. Executive Compensation.....................................   20
Item  12. Security Ownership of Certain Beneficial
          Owners and Management......................................   25
Item  13. Certain Relationships and Related Transactions.............   27


                                     PART IV

Item  14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K........................................   27

Signatures...........................................................   31

                                     PART I

Item 1.  Business.

Disclosure Regarding Forward Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Annual Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the development and growth of markets for the Company's products, the Company's dependence on and the effect of governmental regulations on demand for the Company's products, the impact of both foreign and domestic governmental budgeting decisions and the timing of governmental expenditures, the reliance of the Company on its IONSCAN(R) products, and the dependency of the Company on its ability to successfully develop and market new products applications, the effects of competition, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Certain of the factors summarized above are described in more detail in the Company's Registration Statement on Form SB-2 (File no. 333-33129) and reference is hereby made thereto for additional information with respect to the matters referenced above. Other factors may be described from time to time in the Company's other filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Form 10-K.

General

     The Company was incorporated under the laws of the State of Delaware on September 7, 1967.

     The Company is the world's leading manufacturer (based on units sold) of high sensitivity equipment used for detecting and identifying trace amounts of plastic and other explosives and illegal drugs. The Company designs and produces products that employ a proprietary application of ion mobility spectrometry ("IMS") technology that can detect and identify targeted compounds in amounts smaller than one-billionth of a gram in approximately six seconds. The Company's current principal product, the IONSCAN(R), is a portable desktop system used in explosives detection and drug interdiction applications. As of December 31, 1998, the Company had sold over 1,000 units in 53 countries.

     The markets for the Company's IONSCAN(R) currently include aviation security, other transport security, facilities protection, forensics, military, corrections, customs and law enforcement. The Company's customers include the

Federal Aviation Administration (the "FAA"), the U.S. Air Force, the U.S. Coast Guard, the U.S. Drug Enforcement Agency (the "DEA") and the Federal Bureau of Investigation (the "FBI"), as well as customs agencies in France, Canada, Australia and Japan and various prison facilities in the U.S. and elsewhere. The IONSCAN(R) is also installed at over 40 airports and transportation centers in countries throughout the world, including Gatwick Airport and Heathrow Airport in the United Kingdom and Kuala Lumpur Airport in Malaysia, as well as the Eurotunnel. In the United States alone, there are over 250 IONSCAN(R)s installed in 30 airports such as John F. Kennedy International Airport and Chicago O'Hare International Airport in the United States. The Company believes that its principal competitive advantages are the detection capability, reliability, versatility, cost effectiveness, ease of use, portability and after-market service of the IONSCAN(R). These advantages enable the IONSCAN(R) to be used both in lieu of and in conjunction with bulk imaging technologies, such as enhanced x-ray and computer aided tomography ("CATSCAN").

     The Company believes that many of the markets it serves are experiencing substantial growth, principally in reaction to heightened safety concerns caused by the threat of terrorism and growing public awareness of drug-related criminal activity. The Company believes that the deployment of advanced detection equipment, such as the IONSCAN(R), will continue to increase as the acceptance of using such equipment to combat these concerns increases. During 1998, the Company received orders totaling $9.4 million from the FAA as part of the FAA's publicly announced intention to further deploy advanced detection technology at the nation's larger airports. In addition, during 1997 and 1998, the Company sold a number of IONSCAN(R)s to the U.S. Air Force for use in securing certain U.S. Air Force bases in the U.S. and abroad.

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

     While implementation of advanced detection strategies has varied significantly around the world, the Company believes that aviation authorities, including the FAA, have generally recognized that no one detection technology provides a complete solution to the problem of enhancing existing detection capabilities. Consequently, trace detection technology is frequently deployed as a complement to bulk imaging equipment to resolve anomalies identified by bulk detectors and in applications where it is impractical to use the larger, less mobile bulk imaging detectors, such as checking carry-on baggage. Trace detection technology is also deployed in lieu of bulk imaging equipment in certain installations because of its relatively low cost, particularly in smaller airports and in less developed countries.

     The development and deployment of advanced explosives detection technology is being driven by recent government initiatives in the United States and elsewhere in the world. For example, in response to the recommendations of the White House Commission on Aviation Safety and Security (the "Gore Commission"), in October 1996, the U.S. Congress appropriated $144 million for the procurement of advanced explosives detection technology and an additional $100 million for fiscal year 1999, which the FAA is using to deploy such technology in a limited number of the 400 busiest U.S. airports. Also, since the enactment of the Aviation Security Act of 1990, the FAA has funded over $200 million for research and development of advanced explosives detection technologies.

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

     Drug Interdiction

     As a result of increased drug usage, particularly amongst children under 18, a heightened public awareness of drug-related criminal activity generally, and the use of more sophisticated techniques by drug traffickers, government agencies have increased their spending on drug interdiction efforts. The use of conventional x-ray scanning, random searches and canines has had limited success in suppressing illegal drug trafficking. Accordingly, customs and law enforcement agencies have increasingly turned to advanced detection technology to assist in their drug detection and interdiction efforts. For example, the U.S. Coast Guard has deployed trace detection equipment onboard its ships to search vessels at sea for illegal drugs. Similarly, prisons in the U.S. and elsewhere are employing trace detection equipment to reduce drug use.

Other Products

     On April 30, 1998, the Company acquired DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products for use in medical and various industrial applications.

     The Company has developed and introduced into the market place a Gas Chromatography-IONSCAN(R) ("GC-IMS"). The GC-IMS is a fully transportable field screening instrument that combines the technology of the Ionscan with the separation capabilities of a gas chromatograph. This product will now allow for dual analysis capability providing improved resolution and quantitative results.

Sales and Marketing

     The Company sells its products through a direct sales organization comprised of 27 sales and service people located at its headquarters in New Jersey and at offices in San Diego, Toronto, London, Paris and Kuala Lumpur. In addition, the Company utilizes a network of 63 independent sales and service representatives located in the United States, Europe, the Middle East, Africa, Asia, South America and Australia. The Company's sales and marketing efforts typically involve extensive customer visits, demonstrations and field testing. Sales prospects generally are targeted by the Company or its independent sales representatives, although the Company also responds to requests for proposals.

     Selling prices for the IONSCAN(R) typically range from $40,000 to $55,000 per unit, depending principally on the configuration of the unit and the purchaser's location. Once a sale is consummated, the Company provides training at a customer's location to teach operators how to use the IONSCAN(R), including proper sampling techniques. The Company generally provides a one-year parts and labor warranty on its IONSCAN(R) instruments, although from time to time the Company has provided extended warranties. To date, the Company's warranty claims experience has not been significant.

     The Company does not actively market its specialty instruments or its contract research and development services. However, from time to time, the Company responds to appropriate requests for proposals for such instruments and services. As a result of increased sales of the IONSCAN(R), sales of specialty instruments and contract research and development services is no longer material to the Company's consolidated results of operations.

     For the year ended December 31, 1998, the FAA accounted for approximately 46.3% of consolidated revenues of the Company. For the year ended December 31, 1997, two customers accounted for approximately 27.8% (14.8% and 13%) of consolidated revenues of the Company. For the year ended December 31, 1996, one customer accounted for approximately 11% of consolidated revenues of the Company.

Backlog

     The Company measures its backlog of instrument revenues as orders for which contracts or purchase orders have been signed, but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within three weeks of receiving an order. The Company follows the practice of manufacturing to a sales forecast in order to have inventory available to meet anticipated demand promptly. As a result, the Company has not historically maintained a material backlog of orders for its instruments and, in the ordinary course of business, intends to have sufficient inventory of IONSCAN(R)s on hand to allow shipment upon receipt of an order. However, depending on the size and timing of customer orders, the Company may, from time to time, have a backlog of orders. At December 31, 1998, the Company had a backlog of $750,000. The Company had no backlog at December 31, 1997. It is expected that the Company's backlog will ship by March 31, 1999.

Manufacturing and Assembly

     The Company assembles IONSCAN(R)s from components supplied to it by various suppliers and parts manufactured internally. Once the IONSCAN(R) is assembled, it is "burned in" for a period of time to identify weak electrical components and to assure that it is functioning properly. After successful completion of this procedure, the IONSCAN(R) is ready for shipment to a customer.

     Although many of the basic components of the IONSCAN(R), such as integrated circuits, resistors, capacitors, liquid crystal displays and other similar components, are readily available from a number of sources, the Company typically purchases such components from single suppliers. A limited number of components and sub-assemblies are manufactured for the Company, pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. To date, the Company has not experienced any material difficulty in obtaining any components or sub-assemblies.

Competition

     The Company competes with other entities, including Intelligent Detection Systems, Inc., Ion Track Instruments Inc. and Thermedics Detection Inc., a number of which may have significantly greater financial, marketing and other resources than the Company. Principal competitive factors include selectivity (the ability of an instrument to identify the presence of a particular substance), sensitivity (the ability of an instrument to detect small amounts of a particular substance), false alarm rate, price, marketing, ease of use and speed of analysis. The Company believes that it competes effectively with respect to each of these factors.

     The Company competes for government expenditures with equipment manufacturers, such as InVision Technologies, Inc. and Vivid Technologies, Inc., which utilize other types of detection technologies, such as enhanced x-ray and CATSCAN, as well as with manufacturers of other IMS equipment and manufacturers using other trace particle detection technologies, such as gas chromatography and chemiluminescence. Because trace particle detection equipment is used in certain instances to verify detection results obtained by bulk imaging systems, the IONSCAN(R) and other trace particle detection products are often used in conjunction with bulk imaging technologies. As a result of recent government initiatives, the Company anticipates that additional technologies, including improved IMS technologies, will be developed and that new competitors will enter the Company's markets.

     The Company also competes with the use of canines to locate the presence of explosives or drugs. Although canines have a highly developed sense of smell and are able to follow a trail, the Company believes that its IONSCAN(R) instruments are more effective and cost-efficient than canines in most applications, because they can operate 24 hours a day, have greater selectivity than canines and can identify the composition of the substance detected.

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

Product Development

     The Company spent $2.4 million, $1.6 million and $780,000 on research and development activities for the years ended December 31, 1998, 1997 and 1996, respectively, of which $386,000, $849,000 and $551,000, respectively, were funded under various research and development grants and contracts. Substantially all of the Company's research and development activities have related to the development and enhancement of the Company's IONSCAN(R) technology and the development of new IONSCAN(R) products.

     During the second half of 1998, the Company introduced its latest generation of IONSCAN(R). It is a one module unit that has enhanced ergonomics, increased ease of use, decreased size and weight and lower manufacturing costs.

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

     The initial development of the IONSCAN(R) was funded in part by Transport Canada and Revenue Canada. Pursuant to an agreement with the Canadian government, the Company has a worldwide license to use certain unpatented technology developed from such work and pays Revenue Canada a royalty equal to 1.0% of IONSCAN(R) sales. The initial term of this license agreement expires on

March 31, 1999. However, the Company has entered into an agreement with Revenue Canada, pursuant to which the Company has obtained the right to renew such licensing arrangement on a year-by-year basis for up to ten additional years. Revenue Canada has retained the right to use the technology and to produce products incorporating such technology although, to date, Revenue Canada has not attempted to do so.

Employees

     As of December 31, 1998, the Company had 135 full-time employees, of whom 51 were engaged in manufacturing, 29 were engaged in product development activities and 55 were engaged in sales, service and general administration. Twenty-two employees have advanced degrees (including thirteen doctorates). None of the Company's employees is represented by any union, and the Company considers its relationships with its employees to be satisfactory.

Financial Information about Segment and Geographic Data and Export Sales

     For information with respect to financial information about segment and geographic data and export sales, reference is made to the information set forth in Note 10 to the Consolidated Financial Statements of the Company included herein.

Item 2.  Properties.

         The Company does not own any real property and currently conducts its operations at the following leased premises:


                                                                        Approx-
                                                                         imate
                                                                         Square          Annual                Lease
          Location                  Description of Facility              Footage       Lease Cost           Expiration

30 Technology Drive                 Corporate headquarters,               17,128         $226,000         June 2008 (1)
Warren, New Jersey                  research, sales, customer
07059                               support, assembly and
                                    warehousing

1730 Aimco Boulevard                Research, manufacturing               28,380         $ 76,000         September 2005 (2)
Mississauga, Ontario,               customer support and
and assembly, sales,                administrative
Canada L4W 1V1


Village Fret BAT-3453               Sales and customer                     2,500         $ 43,000         February 2000
BP 10614-4                          support
Rue du Te
95724, Roissy C.D.G.
France

Unit 3 at Manor Royal               Sales and customer                     1,560         $ 22,000         July 2001
Crawley, West Sussex                support
England RH10 2QU

No. 21-1 Jalan 3176 D               Sales and customer                     1,200          $14,000         November 2000
Desa Pandah                         support
55100 Kuala Lumpur
Malaysia


(1) On January 1, 2000, the approximate square footage increases to 28,128 and the annual lease cost increases to $387,000. On July 1, 2003, the annual lease cost will increase based upon the increase in the Revised Consumer Price Index during the first 5 years of the lease, with a minimum increase of 2% and a maximum increase of 5% per year.
(2) Increases to $115,000 on September 1, 2000.

Item 3.  Legal Proceedings.

     Ion Track Instruments, Inc. ("ITI")filed a civil action No. 98-11521-JLT in August 1998 in the United States District Court for the District of Massachusetts against the Company and one of its employees ("salesman"). The action alleges that the Company and the salesman made false and misleading statements about ITI's products in violation of the Lanham Act. ITI has moved the court for, among other things, a preliminary injunction barring the Company and the salesman from continuing to make any of the alleged statements at issue in the lawsuit. ITI also seeks preliminary injunctive relief barring the salesman from continuing his employment with the Company or, in the alternative, limiting the salesman's communication with other employees of the Company to avoid any disclosures of trade secrets ITI alleges the salesman possesses. That motion is currently pending before the court.

     The Company has denied the substantive allegations of this complaint and has filed a counterclaim seeking damages from ITI. The Company believes that ITI's claims are without merit and intends to vigorously defend the action. The Company does not expect that this action will materially adversely affect its consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock has been included in the Nasdaq Stock Market under the symbol "BARR." The following table sets forth, for the periods indicated, the high and low sales price information for the Common Stock as reported on the Nasdaq Stock Market.

                                                     High                Low

Fiscal 1997
  First quarter                                  $   10 3/4          $   8 1/8
  Second quarter                                     15                  9 3/8
  Third quarter                                      16                 10 3/8
  Fourth quarter                                     14 3/8              8 3/4

Fiscal 1998
  First quarter                                  $   15 1/4          $  11 5/8
  Second quarter                                     13 1/2              8 1/2
  Third quarter                                       9 7/8              6
  Fourth quarter                                      9 1/8              5

Fiscal 1999
  First quarter (through March 26, 1999)         $    7 23/32        $   5 13/16

     On March 26, 1999, the last reported sale price of the Common Stock on the Nasdaq Stock Market was $6.563 per share. As of March 26, 1999, the Company had approximately 650 stockholders of record.

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

                     RECENT SALES OF UNREGISTERED SECURITIES

     In December 1998, the Company sold an aggregate of 153,000 shares of Common Stock held in the treasury to the senior executive offiers of the Company and certain of the Company's independent directors at a purchase price of $8.375 per share, the closing pric of the Common Stock on the date of the sale. Substantially all of the purchase price for the shares of Common Stock sold was paid in the form of five-year non-recourse promissory notes aggregating approximately $1.3 million secured by pledges of the underlying Common Stock. The notes bear interest at a rate of 4.52% per annum. In January 1999, the Company sold an additional 10,000 shares of Common Stock to Ms. Lavet at a purchase price of $9.75 per share, the closing price of the Common Stock on the date of sale. The consideration paid by Ms. Lavet was substantially the same as described above, except that Ms. Lavet's note bears interest at a rate of 4.64% per annum.

Item 6. Selected Financial Data



                                        Summary Consolidated Financial Data
                                       (In thousands, except per share data)
                                                    (Unaudited)

                                                                          Year Ended December 31,
                                                  1994            1995             1996            1997           1998


Consolidated Statements of
  Operations Data(1 and 2):
  Revenues                                        $5,514          $6,374         $10,923         $22,689         $20,458
  Gross profit                                     1,414           2,773           5,560          13,681          12,504
  Operating income (loss)                         (2,469)           (886)          1,596           4,995           1,438
  Income tax (provision)
    benefit                                          (75)             --             391             371           1,309
  Income (loss) from
    continuing operations                         (2,633)         (1,178)          2,059           5,754           4,431
  Net income (loss)                               (2,565)           (827)          2,059           5,754           4,431
  Preferred stock dividends                         (108)            (82)            (39)            (12)            (10)
  Net income (loss)
    attributable to common
    stockholders                                  (2,673)           (909)          2,020           5,742           4,421
  Income (loss) per common
    share from continuing
    operations (diluted)                         $ (0.97)        $ (0.39)        $  0.46         $  0.92         $  0.58
  Net income (loss) per
    common share (diluted)                       $ (0.95)        $ (0.28)        $  0.46         $  0.92         $  0.58
  Weighted average common
    shares outstanding (diluted)                   2,827           3,283           4,440           6,257           7,612


Consolidated Balance Sheet Data:
  Working capital                                 $  652          $  370         $14,271         $19,664         $45,697
  Current assets                                   5,067           3,672          16,624          24,037          49,056
  Total assets                                     6,792           4,735          17,323          25,608          52,644
  Current liabilities                              4,415           3,302           2,353           4,373           3,359
  Long-term liabilities                              451             108             117             121             145
  Stockholders' equity                             1,186           1,325          14,853          21,114          49,140

_____________

(1) Amounts for all periods ending prior to December 31, 1995 reflect Barringer Laboratories Inc. ("Labco") as a discontinued operation. The Company sold a portion of its equity interest in Labco in 1995 and the remainder of its interest in 1996.

(2) The amounts for the fiscal period ending December 31, 1998, includes the results of operations of DigiVision Inc. from May 1, 1998, the date of acquisition. Included in this period is the write-off of in-process research and development expenses in the amount of $435,000.

     Unless otherwise indicated, all information herein has been adjusted to give effect to the one-for-four reverse split of the Common Stock effected on September 25, 1995.

Item 7.  Management's Discussion and Analysis

Results of Operations

     The following table sets forth certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the periods indicated.

                                                      Year Ended December 31,

                                              1996             1997             1998


Consolidated Statements of
     Operations Data:
Revenues                                      100.0%           100.0%            100.0%
Cost of revenues                               49.1             39.7              38.9
                                               -----------------------------------------
Gross profit                                   50.9             60.3              61.1
                                               -----------------------------------------
Operating expenses:
Selling, general and administrative            34.2             35.1              41.8
Write-off of acquired technology                --               --                2.1
Amortization of goodwill                        --               --                0.5
Product development                             2.1              3.2               9.7
                                               -----------------------------------------
Total operating expenses                       36.3             38.3              54.1
                                               -----------------------------------------
Operating income                               14.6             22.0               7.0
Other (expense) income, net                     0.7              1.7               8.3
Income tax benefit                              3.6              1.6               6.4
                                               -----------------------------------------
Net income                                     18.9             25.3              21.7
Preferred stock dividends                      (0.4)             --*               --*
                                               -----------------------------------------
Net income available to common stockholders    18.5%            25.3%             21.7%
                                               =========================================
*  Less than 0.1%.



Comparison of the Fiscal Year Ended December 31, 1998 to the Fiscal Year Ended December 31, 1997

          Revenues. For the fiscal year ended December 31, 1998, revenues decreased by $2.2 million, or 9.8%, to $20.5 million from $22.7 million for the fiscal year ended December 31, 1997. Sales of IONSCAN(R)s and related products decreased by $2.5 million, or 11.8%, due to a decrease of 15.4% in the average unit selling price of an IONSCAN(R), offset in part by a slight increase in units sold and $769,000 of sales by DigiVision, acquired May 1, 1998. The increase in unit sales was due to significant IONSCAN(R) sales to the aviation security market, primarily to the FAA. The decrease in average unit selling prices resulted primarily from increased competitive activity. Sales of specialty instruments was insignificant in both 1998 and 1997. As sales of its IONSCAN(R)s have increased, the Company has placed less emphasis on marketing its specialty instruments and anticipates that revenues from sales of such instruments will continue to be insignificant to the Company's overall results. Revenues derived from funded research and development decreased by approximately $465,000, or 54.8%, in 1998 as compared to 1997 as a result of the nearing of completion on the first phase of a $950,000 FAA project awarded to the Company to design an automated luggage explosives detection system utilizing the Company's trace detection technology. Because of the increasing sales of IONSCAN(R)s, the Company believes that revenues from funded research and development activities will continue to be less significant to the Company's overall results of operations.

     Gross Profit. For the fiscal year ended December 31, 1998, gross profit decreased by $1.2 million, or 8.6%, to $12.5 million from $13.7 million in 1997. As a percentage of revenues, gross profit increased to 61.1% in the year ended December 31, 1998 from 60.3% in 1997. The improvement in gross profit percentage was primarily attributable to larger, more efficient production runs of the IONSCAN(R) and a related reduction in cost of materials due to higher volume purchases, offset in part by lower margins as a result of declining average unit selling prices and lower margins attributable to DigiVision. DigiVision contributed gross profit of $135,000, or 17.6% of the related revenue.

     Selling, General and Administrative. For the fiscal year ended December 31, 1998, selling, general and administrative expenses increased by approximately $581,000, or 7.3%, to $8.6 million from $8.0 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 41.8% in 1998 from 35.1% in 1997. Selling and marketing expenses decreased by approximately $210,000, primarily the result of fewer commissioned sales offset by $318,000 of selling expenses attributable to DigiVision. General and administrative expenses increased by $791,000 primarily as a result of expenses attributable to the Company's newly formed business development group, an increase in the provision for doubtful accounts and sales allowances, and expenses attributable to DigiVision, all of which were partially offset by reimbursement of certain expenses.

     Product Development. For the fiscal year ended December 31, 1998, product development expenses increased by $1.3 million, or 176%, to $2.0 million from $715,000 in 1997. As a percentage of revenues, product development expenses increased to 9.7% (11.5% when combined with funded research and development) for the fiscal year ended December 31, 1998 from 3.2% (6.9% when combined with funded research and development) in 1997 as a result of a higher level of internally funded new product development activity. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Write-off of Acquired Technology. On April 30, 1998, the Company completed the acquisition of DigiVision. In connection therewith, the Company acquired approximately $435,000 of certain technology that was in the research and development stage. The costs related to such technology costs were expensed at the time of the acquisition.

     Amortization of Goodwill. In connection with the acquisition of DigiVision, the Company recorded goodwill of $778,000 which is being amortized over a five-year period.

     Operating Income. For the fiscal year ended December 31, 1998, operating income decreased by $3.6 million, or 71.2%, to $1.4 million from $5.0 million in 1997. As a percentage of revenues, operating income decreased to 7.0% from 22.0% in 1997. The decrease is due to the combination of factors noted above.

     Other Income and expense. For the fiscal year ended December 31, 1998, other income increased by $1.3 million, or 335%, to $1.7 million from $388,000 in 1997. The increase was attributable to an increase in investment income of $1.2 million, or 265%, to $1.6 million as compared to $450,000 in 1997, primarily as a result of the investment of a portion of the net proceeds from the Company's April 1998 public offering, and licensing fees of $100,000 in 1998.

     Income Taxes. For the fiscal year ended December 31, 1998, the Company had a net tax benefit of $1.3 million, composed of foreign taxes of $130,000 and state taxes of $146,000, offset by a $1.6 million deferred tax benefit. Such deferred tax benefit was due to an elimination of the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results over the last three fiscal years.

     As of December 31, 1998, the Company had net operating loss carryforwards of approximately $7.3 million and $3.2 million which will carry over to future years to offset U.S. federal and state taxable income, respectively. The substantial portion of the net operating loss carryforward will expire in the year 2010. At December 31, 1998, the Company has recorded a valuation reserve of $214,000 related to certain limitations applied to the net operating loss carryforward of DigiVision, its recently acquired subsidiary. Management believes that there is a risk that certain of this net operating loss carryforward may expire unused and, accordingly, has established a valuation allowance.

Comparison of the Fiscal Year Ended December 31, 1997 to the Fiscal Year Ended December 31, 1996

     Revenues. For the fiscal year ended December 31, 1997, revenues increased by $11.8 million, or 108%, to $22.7 million from $10.9 million for the fiscal year ended December 31, 1996. Sales of IONSCAN(R)s and related products increased by $12.3 million, or 131%, due to an increase in the number of units sold, offset in part by a decline in average unit selling price. The increase in unit sales was due to significant IONSCAN(R) sales to drug detection markets, primarily to law enforcement agencies, and to a lesser extent, increased sales to the aviation security market, primarily to the FAA. The decrease in average selling prices resulted primarily from an increase in the number of IONSCAN(R)s sold to U.S. government agencies, which typically are at lower unit prices than sales to other customers. Sales of specialty instruments decreased by approximately $697,000, or 85.2%, in 1997 as compared to 1996, principally due to the completion in 1996 of a heavy water analyzer contract. As sales of its IONSCAN(R)s have increased, the Company has placed less emphasis on marketing its specialty instruments and anticipates that revenues from sales of such instruments will continue to be insignificant to the Company's overall results. Revenues derived from funded research and development increased by approximately $146,000, or 20.8%, in 1997 as compared to 1996. Funded research and development revenues increased as a result of the award by the FAA in March 1997 of a $700,000 contract to design an automated luggage explosives detection system utilizing the Company's trace detection technology. The first phase of this project, which involves a proof of concept, is expected to be completed during 1998. Because of the increasing sales of IONSCAN(R)s, the Company believes that revenues from funded research and development activities will continue to be insignificant to the Company's overall results of operations.

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

Liquidity and Capital Resources

     Cash provided by operations was $2.8 million in 1998 and $2.0 million in 1997 and cash used in operations was $1.4 million in 1996. Cash provided by operations in 1998 resulted primarily from net income of $4.4 million, partially offset by an increase in inventories and other current assets and a decrease in accounts payable and accrued liabilities. Inventories increased as the Company acquired the materials necessary to support increased IONSCAN(R) production for its new Model 400B and other current assets increased as a result of an increase in prepaid insurance. The decrease in accounts payable and accrued liabilities was the result of reduced purchases in the latter part of year. Cash provided by operations in 1997 resulted primarily from net income of $5.8 million, partially offset by increases in accounts receivable and inventories. Accounts receivable increased as a result of higher sales, particularly during the month of December 1997. Inventories also increased as the Company acquired the materials to support increased IONSCAN(R) production. Cash used in operating activities during 1996 resulted primarily from increases in accounts receivable and inventory, which more than offset net income of $2.1 million for the year.

     Cash used in investing activities was $15.4 million during 1998 compared to net cash provided by investing activities of $639,000 during 1997 and cash used in investing activities of $3.9 million during 1996. Cash used in investing activities during 1998 resulted primarily from the purchase of investments, the purchase of equipment and the acquisition of DigiVision. Cash provided by investing activities during 1997 resulted primarily from the sale of investments, partially offset by capital expenditures. Cash used in investing activities during 1996 resulted primarily from the purchase of investments, offset in part by the receipt of $574,000 in connection with the Company's sale of its remaining interest in Labco.

     Cash provided by financing activities was $23.3 million during 1998, $315,000 during 1997 and $10.6 million in 1996. Cash provided by financing activities during 1998 resulted primarily from the net proceeds of the Company's April 1998 public offering of common stock offset in part by the purchase of treasury stock. Cash provided by financing activities during 1997 resulted primarily from the net proceeds of certain option and warrant exercises, offset in part by the repayment of indebtedness. Cash provided by financing activities in 1996 resulted primarily from the net proceeds of the sale of common stock and common stock purchase warrants in a public offering and the sale of $1.0 million of convertible subordinated debentures, offset in part by the repayment of indebtedness.

     The Company's capital expenditures in 1998 aggregated approximately $1.5 million. Such expenditures consisted primarily of fixed assets purchased to support product development projects, leasehold improvements and furniture and fixtures relating to the new corporate headquarters and computer hardware relating to the modernization of the Company's computer network. The Company believes that it will require approximately $750,000 in capital investment in additional tooling, equipment and facility improvements to meet its anticipated production levels for 1999.

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

     The Company has approximately $7.3 million of tax loss carryforwards to offset future taxable income in the U.S and $2.1 million of expenses available to offset future taxable income in Canada.

     As of December 31, 1998, the Company had cash and cash equivalents of $18.8 million and marketable securities of $15.6 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     On July 7, 1998 the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares or approximately 12.7% of the Company's outstanding Common Stock. As of December 31, 1998, the Company had repurchased 212,500 shares at an aggregate cost of $1,540,000. Additional repurchases will be made from time to time in open market transactions in amounts as determined by the Company's management and will be funded out of the Company's working capital.

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

     The Company has recently established a team to assess risk, identify and correct exposures when possible, and develop contingency plans for Year 2000 compliance issues. The Company has developed an assessment plan and timetable and anticipates completion of its assessment by June 30, 1999. To date, the committee has identified several areas of potential concern to the Company, most particularly the software and hardware used as part of its own information systems, the impact of Year 2000 problems on the operation of its products, both current and discontinued, the impact of Year 2000 issues on its vendors, the impact of Year 2000 issues as it affects the physical working environment in which the Company operates, the potential impact of Year 2000 problems on the markets that the Company sells into and finally, crisis planning.

     The Company is currently completing its review of the software and hardware systems used by the Company's information systems. The Company believes that with modifications to existing software and hardware and conversions to new software, its internal systems and hardware will be Year 2000 compliant .

     The Company has substantially completed a preliminary review of its IONSCAN(R) products and believes that Year 2000 issues will have no impact on the performance of its IONSCAN(R) product line as the IONSCAN(R)'s functionality is not dependent on date or time references. The Company has sold many custom, one of a kind products other than the IONSCAN(R) over the years. It will investigate Year 2000 issues related to such products only when requested to do so by the end user. However, based upon a preliminary review the Company believes that the functionality of those products is not dependent on date or time references.

     The Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company intends to take steps to monitor the progress made by those parties, and intends to monitor others with whom it does business as the Year 2000 approaches.

     The Company has reviewed the operating environment within which it functions to assess the Year 2000 risks relating to, among other things, its heating and air conditioning systems, security systems, communication systems and related hardware. The Company has determined that such systems are Year 2000 compliant. To the extent possible, it will also assess certain market risks to try and determine, the effects, if any, Year 2000 issues could have on its customers that would affect their ability to purchase and pay for the Company's products. Based on initial assessments, the Company does not believe that Year 2000 issues will significantly alter demand for the Company's products.

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

Recent Pronouncements of the Financial Accounting Standards Board

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently reviewing the effects of SFAS No. 133 but does not expect the new guidelines to have a material impact on the Company's financial position and results of operations. This standard will be adopted by the Company no later than its year ending December 31, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplemental Data.

     Financial statements are contained on pages F-1 through F-22.

Quarterly Results of Operations

     The following table sets forth certain consolidated statements of operations data for each of the quarters in the two-year period ended December 31, 1998. This data is unaudited but, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of this information in accordance with generally accepted accounting principles. See Note 12 of Notes to Consolidated Financial Statements.

                                                                       Quarter Ended
                                  Mar 31,     Jun 30,    Sep 30,    Dec 31,     Mar 31,     Jun 30,    Sep 30,    Dec 31,
                                   1997        1997       1997       1997        1998        1998       1998       1998
                                                                       (In thousands, except per share data)
Revenues                          $3,622      $5,816     $5,905     $7,346       $5,948     $5,188     $3,412     $5,910
Cost of revenues                   1,461       2,494      2,729      2,324        2,435      1,978      1,283      2,258
                                   -----       -----      -----      -----        -----      -----      -----      ----
  Gross profit                     2,161       3,322      3,176      5,022        3,513      3,210      2,129      3,652
                                   -----       -----      -----      -----        -----      -----      -----      ----


Operating expenses:
  Selling, general and
    administrative                 1,295       1,905      1,668      3,103        1,696      2,095      1,909      2,956
  Write-off of acquired
    technology                        --          --         --         --           --        435         --         --
  Product development                175         163        164        213          362        423        546        644
                                   -----       -----      -----      -----        -----      -----      -----      -----
Total operating expenses           1,470       2,068      1,832      3,316        2,058      2,953      2,445      3,600
                                   -----       -----      -----      -----        -----      -----      -----      -----
Operating income (loss)              691       1,254      1,344      1,706        1,455        257      (326)         52
Other (expense) income, net           79         105         88        116          136        423        556        569
Income tax benefit                    75          56        125        115          200        150        195        764
                                   -----       -----      -----      -----        -----      -----      -----      -----
Net income                         $ 845      $1,415     $1,557     $1,937       $1,791     $  830     $  425     $1,385
Net income per common share*:
  Basic                            $0.16      $ 0.26     $ 0.28     $ 0.35       $ 0.32     $ 0.11     $ 0.05     $ 0.18
                                   =====      ======     ======     ======       ======     ======     ======      =====
  Diluted                          $0.14      $ 0.22     $ 0.24     $ 0.31       $ 0.28     $ 0.10     $ 0.05     $ 0.17
                                   =====      ======     ======     ======       ======     ======     ======     ======

* The total of each year's quarterly results may not equal the reported results for the respective years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          Not applicable.

                                    PART III

Item 10.  Directors and  Executive Officers of the Registrant

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors as of March 1, 1999.

    Name                          Age                   Position

Stanley S. Binder                 57       Chairman  of the  Board, Chief
                                           Executive Officer

John H. Davies                     62      Vice Chairman and Director, President
                                           and  Chief Executive Officer of BRL

Kenneth S. Wood                    47      Director, President and Chief
                                           Operating Officer

Richard S. Rosenfeld               52      Vice   President-Finance,   Chief
                                           Financial   Officer, Treasurer and
                                           Secretary

John D. Abernathy                  61      Director

Richard D. Condon                  64      Director

John J. Harte                      57      Director

James C. McGrath                   56      Director

Lorraine M. Lavet                  38      Director

     Mr. Stanley S. Binder, Director since 1991. Mr. Binder joined the Company in July 1989 and has served as Chairman of the Board since February 1991 and Chief Executive Officer since July 1990. Mr. Binder also served as President of the Company from July 1989 until May 1998, Chief Operating Officer from 1989 to June 1990 and Chief Financial Officer from 1989 until July 1993. Mr. Binder also is an independent general partner in the Special Situations Fund III, L.P. ("SSF III"), a substantial investor in the Company. Mr. Binder is a past director of the American Electronics Association and past chairman of its New Jersey Council. Mr. Binder is a member of the Executive, Nominating and Technology and Strategic Planning Committees of the Board.

     Mr. John H. Davies, Director since 1992. Mr. Davies joined the Company in October 1967 and has been Vice Chairman of the Company since May 1998. From January 1992 to May 1998 he served as Executive Vice President of the Company. He has been President and Chief Executive Officer of Barringer Research Ltd. since August 1989. He is a member of the Executive, Nominating and Technology and Strategic Planning Committees of the Board.

     Mr. Kenneth S. Wood, Director since 1999. Mr. Wood joined the Company in 1990 and has been President and Chief Operating Officer of the Company since May 1998. From January 1992 until May 1998, he served as Vice President of Operations of Barringer Instruments Inc. He served as Secretary of the Company from March 1993 until May 1998.

     Mr. Richard S. Rosenfeld. Mr. Rosenfeld is a certified public accountant. He joined the Company in January 1992 and has served as Vice President of Finance, Chief Financial Officer and Treasurer of the Company since July 1993 and as Secretary of the Company since May 1998.

     Mr. John D. Abernathy, Director since 1993. Mr. Abernathy is a certified public accountant. Since January 1995, he has been Executive Director of Patton Boggs, LLP, a Washington, D.C. law firm. From March 1994 to January 1995, he was an independent financial and management consultant. From March 1991 to March 1994, he was the Managing Director of Summit, Solomon & Feldesman, a law firm in dissolution since March 1993. From July 1983 until June 1990, Mr. Abernathy was Chairman and Chief Executive Partner of BDO Seidman, a public accounting firm. Mr. Abernathy is also a director of Oakhurst Company, Inc., a distributor of automotive parts and accessories. He is a member of the Executive, Audit and Finance and Executive Compensation Committees of the Board.

     Mr. Richard D. Condon, Director since 1992. Mr. Condon is currently an independent consultant. From January 1996 to October 1998, Mr. Condon was a consultant to and director of Amherst Process Instruments, Inc., a scientific instrumentation company. Prior thereto, from 1989 until December 1995, Mr. Condon was a consultant to and director of Analytical Technology, Inc., Boston, Massachusetts, a scientific instrumentation company. He is a member of the Executive Compensation and Technology and Strategic Planning Committees of the Board.

     Mr. John J. Harte, Director since 1986. Mr. Harte is a certified public accountant and, since 1978, has been Vice President of Mid-Lakes Distributing Inc., a manufacturer and distributor of heating and air conditioning parts and equipment located in Chicago, Illinois. From 1991 until January 1997, Mr. Harte also was Vice President, Special Projects, of the Company. Mr. Harte is a member of the Audit and Finance, Executive Compensation and Nominating Committees of the Board.

     Mr. James C. McGrath, Director since 1994. Mr. McGrath is an international security consultant. Since July 1989, he has been President of McGrath International, Inc., a management consulting firm specializing in the security field. He is a member of the Audit and Finance and Executive Compensation Committees of the Board.

     Ms. Lorraine M. Lavet, Director since 1999. Ms. Lavet has been Chief Operating Officer of the American Electronics Association since September 1996. Prior thereto, from September 1994 to August 1996, Ms. Lavet was President and Chief Executive Officer of the Fairfax County Chamber of Commerce.

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

Item 11.  Executive Compensation

     The following table sets forth a summary of all compensation paid for the last three fiscal years to the Chief Executive Officer of the Company and each of the other executive officers of the Company whose total annual salary and bonus are $100,000 or more (collectively, the "Named Executive Officers"):


                                            Summary Compensation Table

                                                 Annual Compensation          Long-Term Compensation
                                                                                     Securities
                                                                        Restricted   Underlying                All Other
         Name and         Fiscal    Salary     Bonus(1)   Other Annual     Stock      Options/        LTIP   Compensation
    Principal Position     Year       ($)         ($)   Compensation ($) Award(s)     SARs (#)     Payouts ($) ($)(1)

Stanley S. Binder           1998    $250,000   $182,000         --             --       87,500 (2)       --     $65,865 (3)(4)
   Chairman and Chief       1997     200,000    350,000         --             --       87,500           --       9,500
   Executive Officer        1996     171,491     63,000         --             --       55,000           --       2,925

John H. Davies*             1998    $149,782   $ 46,000         --             --       34,000 (2)       --     $36,615 (4)
   Vice Chairman            1997     136,440    160,000         --             --       34,000           --       6,811
                            1996     125,775     43,200         --             --       38,250           --       6,317

Kenneth S. Wood             1998    $164,063   $ 65,000         --             --       31,500 (2)       --     $23,840 (4)
   President and Chief      1997     130,000    170,000         --             --       31,500           --       8,480
   Operating Officer        1996     111,815     39,600         --             --       33,750           --       2,199

Richard S. Rosenfeld        1998    $125,000   $ 34,000         --             --       27,300 (2)       --     $20,000 (4)
   Vice President-Finance,  1997     107,500    115,000         --             --       27,300           --       7,085
   Chief Financial Officer  1996      96,000     34,200         --             --       27,500           --       1,872


* Amounts converted to U.S. dollars at the average exchange rate for the respective year.

(1) Includes amounts contributed by the Company pursuant to the Company's tax-qualified 401(k) deferred compensation plan ("401(k) Plan"). In 1998 and 1997, the 401(k) Plan provided that the Company would make matching contributions to the participants in the 401(k) Plan equal to 100% of the first 5.0% of a participant's salary contributed. In 1996 , the 401(k) Plan provided that the Company would make matching contributions to the participants in the 401(k) Plan equal to 100% of the first 2.0% of a participant's salary contributed and 50.0% of the next 5.0% of a participant's salary contributed. Company contributions to the 401(k) Plan vest proportionately over a five-year period, commencing at the end of the participant's first year with the Company. Amounts paid during 1998 on behalf of the Named Executive Officers were $10,000, $7,215, $10,000 and $10,000 for Messrs. Binder, Davies, Wood and Rosenfeld, respectively.

(2)  Represents repricing of options previously granted. See "Option Repricing."

(3) Includes premiums paid by the Company for term life insurance for Mr. Binder during 1998 in the amount of $5,865.

(4) Includes amounts accrued pursuant to the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). Amounts accrued during 1998 for the Named Executive Officers were $50,000, $29,400, $13,840, and $10,000 for Messrs. Binder, Davies, Wood and Rosenfeld, respectively.

     Effective January 1, 1998, the Company adopted the SERP Plan. The SERP Plan provides eligible participants with certain retirement benefits supplemental to the Company's 401(k) Plan. Pursuant to the SERP Plan, the Company will make annual contributions to the account of each participant equal to a variable percentage of the participant's base salary and annual cash bonus depending on the Company's achievement of certain performance targets. The actual percentage contribution will be determined by the Executive Compensation Committee, subject to certain parameters. A participant will become vested under the SERP Plan after five years of participation therein. A participant may elect to receive benefits under the SERP Plan commencing at age 60 and is entitled to receive either a lump-sum payment of his or her account balances upon retirement or to use the account balance to purchase an annuity. In the event of the termination of a participant's employment under certain circumstances set forth in the SERP Plan, the participant will be entitled to receive his or her account balance whether or not the participant has become vested under the SERP Plan. Currently, each of the Named Executive Officers participates in the SERP Plan.

Option Grants

     The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the Named Executive Officers:


                                     Option/SAR Grants in Last Fiscal Year(1)

                               Number of      Percent of Total
                              Securities        Options/SARs                                  Potential realizable value
                              Underlying         Granted to       Exercise or                 of assumed annual rates of
                             Options/SARs       Employees ins     Base Price    Expiration     stock price appreciation
Name                        Granted(#)(2,3)      Fiscal Year        ($/sh)         Date             For option term
                                                                                                   5%           10%
Stanley S. Binder                87,500             19.1%         $ 6.19         10/21/08      $ 340,625       $ 863,211

John H. Davies                   34,000              7.4            6.19         10/21/08        132,357         335,419

Kenneth S. Wood                  31,500              6.9            6.19         10/21/08        122,625         310,756

Richard S. Rosenfeld             27,300              6.0            6.19         10/21/08        106,275         269,322

(1)  The Company did not grant any stock appreciation rights in 1998.

(2) Twenty-five percent of each option grant is exercisable after the first anniversary of the date of grant, 50% is exercisable after the second anniversary, 75% is exercisable after the third anniversary and 100% is exercisable after the fourth anniversary.

(3) Represents repricing of options previously granted.  See "Option Repricing."

Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of stock options during 1998 and unexercised options held by such Named Executive Officers as of December 31, 1998.

                                      Aggregated Option Exercises in 1998 and
                                           Fiscal Year-End Option Values

                                                                Number of Unexercised
                                                                Securities Underlying             Value of Unexercised
                             Shares                                Options/SARs                   in-the-money Options
                           Acquired On        Value               at Year-End(#)                    at Year-End($)(1)
         Name              Exercise(#)     Realized($)     Exercisable     Unexercisable     Exercisable    Unexercisable

Stanley S. Binder                  --              --         77,250           110,250        $553,031          $377,531
John H. Davies                     --              --         53,688            49,813         384,367           197,110
Kenneth S. Wood                    --              --         46,313            45,188         197,110           332,820
Richard S. Rosenfeld               --              --         38,625            38,675         276,516           148,710



(1) Based on a closing price of $8.625 per share for the Common Stock as of December 31, 1998.

Option Repricing

     On October 21, 1998, the Company's Board of Directors approved the repricing of options exercisable for an aggregate of 287,700 shares of Common Stock previously granted to key employees of the Company (including the Named Executive Officers) and the Company's non-employee diresctors pursuant to the Company's 1997 Stock Compensation Program (the "Repricing"). Pursuant to the Repricing, option holders exchanged options, certain of which were vested and presently exercisable, with exercise prices ranging from $9.38 to $13.88 per share for new stock options covering the same number of shares and having an exercise price of $6.19 per share, the closing price of the Common Stock on the NASDAQ National Market on October 21, 1998. Options granted pursuant to the Repricing vest over a four-year period, with 25% of the options becoming exercisable in each year commencing one year after the date of the Repricing and will expire ten years after the Repricing.

1997 Stock Compensation Program

     In May 1997, the Company adopted the Barringer 1997 Stock Compensation Program (the "Stock Compensation Program") in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Stock

Compensation Program, 600,000 shares of Common Stock are reserved for issuance, of which up to 500,000 shares may be issued under the Employee Plans and up to 100,000 shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Executive Compensation Committee.

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

     Options and awards granted under the Stock Compensation Program are nontransferable, except by will or by the laws of descent and distribution. However, the Executive Compensation Committee may permit the recipient of a non-incentive stock option granted under the Employee Plans and options granted under the Independent Director Plan to transfer the option to a family member or a trust created for the benefit of family members. During the lifetime of a participant, an option may be exercised only by the participant or a permitted transferee. In the event that a participant's employment or service terminates as a result of death, all vested awards are paid to the participant's estate by the Company and the participant's estate or any permitted transferee has the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of death. If the participant's employment or service terminates as a result of retirement or a "disability" (as set forth in the Stock Compensation Program), all vested awards are paid to the participant by the Company and the participant or any permitted transferee has the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or one year from the date of termination. If the participant's employment or service terminates for cause, all options and awards will automatically expire upon termination. If the participant's employment or service terminates other than as a result of death, disability, retirement or termination for cause, the participant has the right to collect all vested awards immediately and the participant or any permitted transferee has the right to exercise vested options for a period ending on the earlier of the expiration dates of such options or awards or 30 days from the date of termination, subject to extension at the discretion of the Administrator, or three months from the date of termination in the case of options granted pursuant to the Independent Director Plan. In all cases, any unvested options or awards terminate as of the date of termination of employment or service.

     The Stock Compensation Program will terminate on February 28, 2007, unless earlier terminated by the Board of Directors. No options or awards may be granted under the Stock Compensation Program after its termination; however, termination of the Stock Compensation Program will not affect the status of any option or award outstanding on the date of termination.

     Prior to the Repricing, stock options exercisable for an aggregate of 403,700 shares of Common Stock were outstanding under the Employee Plans. These options expire 10 years after the date of grant and had a weighted average exercise price of $10.57 per share. Such options were exercisable annually in 25% increments beginning with the first anniversary of the date of grant. In connection with the Repricing, 263,700 of such options, certain of which were vested and presently exercisable, were canceled and new options exercisable for an aggregate of 263,700 shares of Common Stock were granted. The new options expire 10 years after the date of grant and have an exercise price of $6.19 per share. Such options vest over a four-year period and are exercisable annually in 25% increments beginning with the first anniversary of the date of grant. In addition, prior to the Repricing, options exercisable for an aggregate of 24,000 shares of Common Stock were outstanding under the Independent Director Plan. These were exercisable one year from the date of grant, were to expire five years from the date of grant and had a weighted average exercise price of $12.83 per share. In connection with the Repricing, all of such options, certain of which were vested and presently exercisable, were canceled and new options exercisable for an aggregate of 24,000 shares of Common Stock were granted outside the 1997 Stock Compensation Program. The new options expire 10 years after the date of grant and have an exercise price of $6.19 per share. Such options vest over a four-year period and are exercisable annually in 25% increments beginning with the first anniversary of the date of grant.

Exercise Program

     In connection with the options granted by the Company to its employees, the Board of Directors has approved a stock option exercise program (the "Exercise Program"). The Exercise Program permits all employees of the Company and its subsidiaries who are granted stock options (pursuant to either qualified or non-qualified plans) to finance the exercise of such options by causing the Company to issue the shares underlying such options upon receipt by the Company from the employee of a full-recourse demand note evidencing indebtedness to the Company in an amount equal to the exercise price. Such loans, which are secured by the underlying shares of Common Stock, are interest-free for one year from the date on which the employee exercises his or her option, after which interest accrues at the prime rate, which rate is changed monthly. The loans are repaid with a portion of the proceeds from the sale of the Common Stock to be received by the employees upon the exercise of their options. As of March 1, 1999, Messrs. Binder and Wood were indebted to the Company in the approximate amounts of $277,000 and $13,050, respectively, for loans made pursuant to the Exercise Program. During 1998, the largest aggregate amount of indebtedness of Messrs. Binder and Wood pursuant to such loans were $272,525 and $13,050, respectively. The rate of interest charged on each such loan during 1998 was the prime lending rate charged by Summit Bank.

Stock Purchase Program

     In December 1998, the Company sold an aggregate of 153,000 shares of Common Stock held in the treasury to the senior executive officers of the Company and certain of the Company's independent directors at a purchase price of $8.375 per share, the closing price of the Common Stock on the date of the sale. Substantially all of the purchase price for the shares of Common Stock sold was paid in the form of five-year non-recourse promissory notes aggregating approximately $1.3 million secured by pledges of the underlying Common Stock. The notes bear interest at a rate of 4.52% per annum. In January 1999, the Company sold an additional 10,000 shares of Common Stock to Ms. Lavet at a purchase price of $9.75 per share, the closing price of the Common Stock on the date of sale. The consideration paid by Ms. Lavet was substantially the same as described above, except that Ms. Lavet's note bears interest at a rate of 4.64% per annum. The number of shares of Common Stock purchased by each of the individuals and the principal amount of the notes due from each of the individuals is set forth below.


                                        Number of               Principal amount
         Name                        shares purchased              of notes

 Stanley S. Binder                        50,000                   $418,250
 John H. Davies                           20,000                    167,300
 Kenneth S. Wood                          23,000                    192,395
 Richard S. Rosenfeld                     20,000                    167,300
 John D. Abernathy                        10,000                     83,650
 Richard D. Condon                        10,000                     83,650
 James C. McGrath                         10,000                     83,650


 John J. Harte                            10,000                     83,650
 Lorraine M. Lavet                        10,000                     97,400


Employment Agreements

     The Company has entered  into a  five-year  employment  agreement  with Mr.
Binder,   the  President  and  Chief  Executive  Officer  of  the  Company  (the
"Employment Agreement"), effective January 1, 1998. Under the Employment Agreement Mr. Binder received a base salary of $250,000 for 1998. Mr. Binder's salary is subject to certain adjustments and to periodic increases as determined by the Board of Directors. In addition, Mr. Binder is entitled to receive up to a total of three special bonuses during the term of the Employment Agreement, in the amount of $65,000, $65,000 and $70,000, respectively, in the event that the Company's EBITDA (as defined in the Employment Agreement), exceeds certain targeted amounts for any fiscal year during the term of the Employment Agreement. Mr. Binder received the first of these special bonuses in 1998. Pursuant to the Employment Agreement, Mr. Binder is also entitled to participate in the Company's cash bonus plan and to participate in the SERP Plan. Also, under the terms of the Employment Agreement, in 1997, Mr. Binder received stock options covering 50,000 shares of Common Stock having an exercise price of $11.78 per share (equal to the fair market value on the date of grant). In the Employment Agreement, the Company has agreed to maintain a $1.0 million term life insurance policy for Mr. Binder's benefit. Mr. Binder is entitled to several perquisites, including a car allowance and reimbursement for the cost of certain financial planning services.

     In the event that Mr. Binder's employment is terminated pursuant to a Without Cause Termination, or Mr. Binder terminates his employment for Good Reason (as such terms are defined in the Employment Agreement), Mr. Binder will be entitled to a severance payment equal to 2.99 times his then-current base salary and to certain other severance benefits. In addition, upon the occurrence of a Change in Control Event (as such term is defined in the Employment
Agreement), Mr. Binder has the right to terminate his employment within 180 days, in which event the termination will be treated as a termination for Good Reason with the effects specified above. In addition, the Company has agreed to pay Mr. Binder additional amounts, if necessary, to pay any excise tax Mr. Binder may become subject to in the event that any payment made to him under the Employment Agreement constitutes an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended.

     Pursuant to the Employment Agreement, Mr. Binder has agreed to certain confidentiality, work-for-hire and non-competition covenants.

     The Company has entered into three-year employment agreements with each of Messrs. Wood and Rosenfeld effective September 1, 1998, pursuant to which
Messrs. Wood and Rosenfeld receive annual base salaries of $150,000 and $125,000, respectively, subject to periodic increases at the discretion of the Board of Directors, and are entitled to participate in any cash bonus plan maintained by the Company and to participate in the SERP Plan. In the employment agreements, the Company has agreed to maintain term life insurance policies for the benefit of each of them in an amount not less than four times Mr. Wood's base salary and not less than three times Mr. Rosenfeld's base salary. The employment agreements for each of Messrs. Wood and Rosenfeld provide, among other things, that, in the event of a termination of employment by the Company without cause, the employee will be entitled to receive a severance payment equal to his then current base salary for a period of twelve months from the effective date of such termination. In the event that Messrs. Wood and/or Rosenfeld are terminated pursuant to a Without Cause Termination (as defined in the employment agreements), they are entitled to receive their base salary as in effect at the time of such termination for a period of twelve months from the effective date of such termination. Upon the occurrence of a "change in control" of the Company, the employee will be entitled to receive the greater of his annual base salary pursuant to the employment agreement or his then current annual base salary for the remainder of the term (payable in a single lump sum). Both of the employment agreements also contain certain confidentiality, work-for-hire and non-competition provisions which continue in effect following the termination of the employee's employment by the Company.

Directors' Compensation

     Outside directors are entitled to an annual retainer of $3,000 per quarter (plus a $500 quarterly fee for each committee chairperson) and a fee of $1,000 for each meeting attended and $500 for each committee meeting attended (regardless of whether or not the committee meeting is held on the same day as a meeting of the Board of Directors). Pursuant to the terms of the 1997 Stock Compensation Program, each director who has not been a full-time employee of the Company or any subsidiary for at least the prior 12 months receives an option to purchase 3,000 shares of Common Stock each year on the earlier of (i) the date of the Company's annual meeting of stockholders, or (ii) June 1. Options granted to such directors under the 1997 Stock Compensation Program have an exercise price equal to the fair market value per share as of the date of grant. See "1997 Stock Compensation Program."

Compensation Committee Interlocks and Insider Participation

     The Company's Executive Compensation Committee is comprised of Messrs. Abernathy, Condon, Harte and McGrath. No executive officer of the Company and no member of the Executive Compensation Committee is a member of any other business entity that has an executive officer that sits on the Company's Board or on the Executive Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, the Company's directors, executive officers, and persons holding more than ten percent of the Company's Common
Stock are required to report their initial ownership of the Company's Common Stock and any changes in such ownership to the Securities and Exchange Commission. These persons are also required to furnish the Company with a copy of all Section 16(a) forms they file. The Company is obligated to disclose any failures to, on a timely basis, file such reports. To the Company's knowledge, based solely on a review of such reports and any amendments thereto which have been furnished to the Company, except as set forth below, the Company has not identified any reports required to be filed during the year ended December 31, 1998 that was not filed in a timely manner. Mr. Davies did not timely file a Form 4 in connection with his purchase of 20,000 shares of Common Stock on December 10, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 1, 1999, the number of shares of Common Stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock owned by (i) each Named Executive Officer, (ii) each director
(iii) all directors and executive officers as a group and (iv) any person or entity known by the Company to own beneficially 5% or more of such securities. As of March 1, 1999, there were 7,773,347 shares of Common Stock, 38,616 shares of Class A Convertible Preferred Stock and 22,500 shares of Class B Convertible Preferred Stock issued and outstanding. As of that date, none of the officers and directors of the Company owned shares of the Company's Class A Convertible Preferred Stock or Class B Convertible Preferred Stock. The business address for all of the executive officers and directors of the Company is 30 Technology Drive, Warren, New Jersey 07059.


                                    Beneficial Ownership              Beneficial Ownership     Beneficial Ownership
                                   of Class A Convertible             of Class B Ownership       of Common Stock
                                      Preferred Stock                   Preferred Stock                 (1)
                                   Number of    Percent of          Number of     Percent       Number of   Percent of
Name                               Shares         Class              Shares       Class          Shares      Class

Stanley S. Binder(3)                   --         --                  --          --            216,136      2.7%
John H. Davies(4)                      --         --                  --          --            160,732      2.0%
John J. Harte(5)                       --         --                  --          --             70,100        *
Richard D. Condon(6)                   --         --                  --          --             51,250        *
John D. Abernathy(7)                   --         --                  --          --             44,454        *
James C. McGrath(8)                    --         --                  --          --             41,250        *
Kenneth S. Wood(9)                     --         --                  --          --             96,636       1.2
Lorraine M. Lavet                      --         --                  --          --             10,000        *
Richard S. Rosenfeld (10)              --         --                  --          --             84,036       1.1
All directors and executive
  officers as a group
  consisting of nine
  (9) persons                          --         --                  --          --             774,594      9.5

Austin W. Marxe (11)                   --         --                  --          --             890,821     11.0
153 E. 53rd St.
NY, NY 10022

Corbyn Investment
 Management, Inc.(12)                  --         --                  --          --             852,150     11.0
2330 W. Joppa Road
Suite 108
Lutherville, MD 21093

Lionheart Group, Inc.                  --         --                  --          --             423,100      5.4
230 Park Avenue
New York, NY 10169

William D. Witter, (13)                --         --                  --          --             655,140      8.4
153 East 53rd Street
New York, NY 10022

Angelo Logozzo Ex. UW                 3,918      10.1%                --          --              1,417        *
Frederick D'Amico (14)
415 S. 3rd St.
Hamilton, MT 59840

Max Gerber(15)                         --         --                12,500       55.6%            4,447        *
26 Broadway
New York, NY 10004-1776

Paul Spitzberg (16)                    --         --                10,000       44.4             3,558        *
16 Whiteowl Road
Tenafly, NJ 07670


  *      Less than 1%

(1) Assumes the exercise of all outstanding warrants for Common Stock, the conversion of each outstanding share of Class A Convertible Preferred Stock and Class B Convertible Preferred Stock into Common Stock and the exercise of all options exercisable within 60 days of March 1, 1999 for each person or entity.
(2)  Certain amounts shown are subject to adjustment in certain circumstances.
(3) Includes 100,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 and 12,500 shares of Common Stock issuable upon exercise of warrants owned by Mr. Binder. Excludes shares of Common Stock beneficially owned by SSF III of which Mr. Binder is an independent general partner. Mr. Binder disclaims any beneficial interest in such shares.
(4) Includes 69,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 and 12,500 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Davies.
(5) Includes 22,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 owned by Mr. Harte.
(6) Includes 22,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 and 5,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Condon.
(7) Includes 22,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 and 2,500 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Abernathy.
(8) Includes 22,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 owned by Mr. McGrath.
(9) Includes 60,000 Shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 owned by Mr. Wood.
(10) Includes 50,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 1999 and 5,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Rosenfeld. Also includes 3,636 shares of Common Stock owned by Mr. Rosenfeld's child.

(11) Includes (i) 393,579 shares of Common Stock and 229,167 shares of Common Stock issuable upon the exercise of warrants owned by SSF III, (ii) 134,742 shares of Common Stock and 83,333 shares of Common Stock issuable upon the exercise of warrants owned by Special Situations Cayman Fund, L.P. (the "Cayman Fund"), and (iii) 50,000 shares of Common Stock owned by Special Situations Technology Fund, L.P. ("SST"). AWM Investment Company, Inc. ("AWM") is the sole general partner of the Cayman Fund and the sole general partner of MGP Advisors Limited ("MGP"), a general partner of SSF III. Mr. Marxe is the President and Chief Executive Officer of AWM and the principal limited partner of MGP. Accordingly, Mr. Marxe may be deemed to be the beneficial owner of all of the shares of Common Stock held by SSF III, the Cayman Fund and SSTF. Mr. Binder is an independent general partner of SSF III. Mr. Binder disclaims beneficial ownership of all shares held by SSF III.
(12) Consists of 446,150 shares of Common Stock owned by Corbyn Investment Management, Inc. and 406,000 shares of Common Stock owned by Greenspring Fund, Inc.

(13) Includes 575,140 shares of Common Stock owned by William D. Witter, Inc. ("WDWI") and 80,000 shares of Common Stock owned by Penfield Partners, L.P. ("PP"). William D. Witter owns 98.6% of WDWI. WDWI is the sole general partner of Pine Creek Advisors Limited Partnership ("PCA") which is a general partner of PP.
(14) Includes 1,417 shares of Common Stock issuable upon conversion of the Class A Convertible Preferred Stock.
(15) Includes 4,447 shares of Common Stock issuable upon conversion of the Class B Convertible Preferred Stock. (16) Includes 3,558 shares of Common Stock issuable upon conversion of the Class B Convertible Preferred Stock.

Item 13.  Certain Relationships and Related Transactions

     In July 1998, the Company made a $500,000 non-recourse loan to Mr. Binder. The loan is repayable on July 5, 2003 and bears interest at the rate of 5.68% per annum, payable annually. Mr. Binder's obligation to repay the loan is secured by 49,000 shares of Common Stock. In addition, the Company has made certain loans to the Named Executive Officers and directors. See "Item 11. Executive Compensation--Exercise Program" and "Item 11. Executive Compensation --Stock Purchase Program."

     Mr. Abernathy is currently the Executive Director of Patton Boggs, LLP, a Washington, D.C. law firm. During 1998, the Company retained Patton Boggs, LLP to represent the Company in various matters and has retained such firm in 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Exhibits.

Exhibit
  No.             Description                                       Page

        3.1 Certificate of Incorporation of the Company, as amended, (previously filed as Exhibit 3.1A to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

        3.2     By-laws of the Company  (previously filed as
                Exhibit 3.1 to the Company's  Current Report
                on  Form 8-K  dated  August  26,  1998 (File
                No. 0-3207)  and   incorporated   herein  by
                reference).

        10.1 Amended and Restated Employment Agreement, dated as of December 31, 1997, between the Company and Stanley S. Binder (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-3207) and incorporated herein by reference)

        10.2    Employment  Agreement, dated as of September
                1, 1998,  between the Company and Richard S.
                Rosenfeld.

        10.3    Employment  Agreement, dated as of September
                1,  1998, between the Company and Kenneth S.
                Wood.

        10.4 Form of 1995 nonqualified stock option agreement (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

        10.5 Form of 1996 nonqualified stock option agreement (previously filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

        10.6 Description of Exercise Plan (previously filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

        10.7 Barringer Technologies Inc. 1997 Stock Compensation Program (previously filed as
                Exhibit 10.9 to the  Company's  Registration
                Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference.)

        10.8 License Agreement, dated February 27, 1989, between Canadian Patents and Development Limited--Societe Canadienne Des Brevets Et D'Exploitation Limite and Barringer Instruments Limited (the "License Agreement"), Supplement #1, dated March 4, 1991, Assignment of License Agreement, dated January 2, 1992, to Her Majesty the Queen in Right of Canada, as Represented By the Minister of National Revenue and Supplemental Letter Agreement, dated October 7, 1996 (previously filed as
                Exhibit 10.10 to the Company's  Registration
                Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

        10.9 Letter Agreement, dated July 25, 1997, by and between Barringer Research Limited and Her Majesty the Queen in Right of Canada, as Represented By the Minister of National Revenue (previously filed as Exhibit 10.11 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference.)

        10.10 Warrant Agreement by and between the Company and American Stock Transfer & Trust Company (previously filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

        10.11 Form of Warrant issued to Janney Montgomery Scott Inc. (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

        10.12 Lease, dated as of July 1, 1998, between the Company and Mt. Bethel Corporate Center.

        10.13 Lease, dated as of July 27, 1995, between Barringer Research Limited and Lehndorff Management Limited (previously filed as
                Exhibit 10.18 to the Company's  Registration
                Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

        10.14 Supplemental Executive Retirement Plan (previously filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

        10.15 Revolving Credit Note dated March 13, 1998 between the Company and Fleet Bank, (previously filed as Exhibit 10.19 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

        10.16 Unlimited Guaranty of Payment and Performance dated March 13, 1998 between the Company and Fleet Bank, N.A. (previously filed as Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

        10.17 Revolving Credit Loan Agreement dated March 13, 1998 amongst the Company, Barringer Instruments, Inc., Barringer Research Limited and Fleet Bank, N.A. (previously filed as Exhibit 10.21 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

        10.18 Stockholder Protection Rights Agreement, dated as of August 26,1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, including as Exhibit A the form of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and the Terms of the Participating Preferred Stock of the Company (previously filed as Exhibit
                4.1 to the Company's  Current Report on Form
                8-K dated August 26, 1998 (File No. 0-3207) and incorporated herein by reference).

        10.19 Pledge Agreement, dated as of July 6, 1998, made by Stanley S. Binder.

        10.20   Non-Recourse  Secured Promissory Note, dated
                July 6, 1998, made by Stanley S. Binder in favor of the Company.

        10.21   Form of Pledge Agreement.

        10.22   Form of Note for Executive Officers.

        10.23   Form of Note for Non-employee Directors.

        21.1    List of the Company's Subsidiaries

        23.1 Consent of BDO Seidman, LLP, independent certified public accountants.

        27.1    Financial  Data  Schedule for the year ended
                December 31, 1998.

         (b) Reports on Form 8-K.

                  None

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BARRINGER TECHNOLOGIES INC.

                                           By: /s/ Stanley S. Binder
                                              ---------------------------
                                              Stanley S. Binder, Chairman
                                              and Chief Executive Officer

Dated: March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                                Title                                Date

/s/ Stanley S. Binder                        Chief Executive Officer               March 30, 1999
_____________________                        and Director (Principal Executive
    Stanley S. Binder                        Officer)

/s/ John D. Abernathy                        Director                              March 30, 1999
______________________
    John D. Abernathy

/s/ Richard D. Condon                        Director                              March 30, 1999
______________________
    Richard D. Condon

/s/ John H. Davies                           Director                              March 30, 1999
______________________
    John H. Davies

/s/ John J. Harte                            Director                              March 30, 1999
______________________
    John J. Harte

/s/ James C. McGrath                         Director                              March 30, 1999
______________________
    James C. McGrath

/s/ Kenneth Wood                            Director                               March 30, 1999
______________________
    Kenneth Wood

/s/ Lorraine Lavet                          Director                               March 30, 1999
______________________
    Lorraine Lavet

/s/ Richard S. Rosenfeld                    Vice President-Finance,                March 30, 1999
________________________                    Chief Financial Officer
    Richard S. Rosenfeld                    and Treasurer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)

                           BARRINGER TECHNOLOGIES INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Consolidated Financial Statements

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998              F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1996, 1997 and 1998                    F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1996, 1997 and 1998                                        F-5

Consolidated Statements of Cash Flows for the Years Ended December31,
  1996, 1997 and 1998                                                     F-6

Notes to Consolidated Financial Statements                                F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                           F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Barringer Technologies Inc.
Warren, New Jersey


     We have audited the accompanying consolidated balance sheets of Barringer Technologies Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Technologies Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                           BDO Seidman, LLP

Woodbridge, New Jersey
February 24, 1999


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                                      December 31,
                                                                                                  1997             1998

                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                                     $ 8,188          $18,802
  Marketable securities                                                                           2,499           15,606
  Trade receivables, less allowances of $109 and $626                                             7,908            6,502
  Inventories (note 2)                                                                            3,049            3,943
  Prepaid expenses and other                                                                        887            1,111
  Deferred tax asset (note 6)                                                                     1,506            3,092
                                                                                                 ------           ------
         Total current assets                                                                    24,037           49,056

Machinery and equipment, net (note 3)                                                             1,505            2,349

Other (note 15)                                                                                   66            1,239
                                                                                                 ------           ------
                                                                                               $ 25,608         $ 52,644
                                                                                                =======          =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                             $  1,324         $  1,169
  Accrued liabilities                                                                               473              946
  Accrued payroll and related taxes                                                               1,520            1,005
  Accrued commissions                                                                               801              127
  Foreign income taxes payable (note 6)                                                             255              112
                                                                                                  -----            -----
         Total current liabilities                                                                4,373            3,359

Non-current liabilities                                                                             121              145

Commitments (notes 4 and 7)

Stockholders' equity (note 5):
  Convertible preferred stock, $1.25 par value, 1,000 shares
   authorized, none outstanding                                                                      -                -
  Preferred stock, $2.00 par value, 4,000 shares authorized
   270 shares designated class A convertible preferred
    stock, 45 and 39 shares outstanding, respectively, less
    discount of $35 and $30, respectively                                                            55               47
   730 shares designated class B convertible preferred
    stock, 23 shares outstanding                                                                     45               45
  Common stock, $0.01 par value, 20,000 shares authorized,
    and 5,495 and 7,851 shares issued, respectively                                                  55               79
  Additional paid-in capital                                                                     30,209           54,693
  Accumulated deficit                                                                            (8,780)          (4,359)
Cumulative foreign currency translation adjustment
                                                                                                   (457)            (786)
                                                                                                 -------          -------
                                                                                                 21,127           49,719
  Less: common stock in treasury, at cost, 31 shares and
    92 shares, respectively                                                                         (13)            (579)
                                                                                                 -------          -------
         Total stockholders' equity                                                              21,114           49,140
                                                                                                 -------          ------
                                                                                               $ 25,608         $ 52,644
                                                                                                 =======          ======

                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                          Year Ended December 31,
                                                                               1996               1997            1998

Revenues                                                                        $10,923         $22,689          $20,458
Cost of revenues                                                                  5,363           9,008            7,954

         Gross profit                                                             5,560          13,681           12,504

Operating expenses:
  Selling, general and administrative                                             3,734           7,971            8,552
  Amortization of goodwill                                                           --              --              104
  Write-off of acquired technology (note 15)                                         --              --              435
  Product development                                                               230             715            1,975
                                                                                  -----           -----           ------
         Total operating expenses                                                 3,964           8,686           11,066
                                                                                  -----           -----           ------
         Operating income                                                         1,596           4,995            1,438

Other income (expense):
  Interest expense                                                                 (228)             (9)              (9)
  Equity in earnings of unconsolidated
    subsidiary                                                                      117              --               --
  Gain on sale of investment in
    unconsolidated subsidiary                                                       123              --               --
  Investment income                                                                  72             450            1,641
  Other, net                                                                        (12)            (53)              52
                                                                                  -----           ------           ------
                                                                                     72             388            1,684

         Income before income tax benefit                                         1,668           5,383            3,122
Income tax benefit (note 6)                                                         391             371            1,309
                                                                                  -----           -----            -----
         Net income                                                               2,059           5,754            4,431

Preferred stock dividends                                                           (39)            (12)             (10)

Net income attributable to common stockholders                                  $ 2,020         $ 5,742          $ 4,421
                                                                                 ======           =====            =====


Per share data (notes 1 and 14):
         Basic                                                                   $ 0.55          $ 1.05           $ 0.62
                                                                                  =====            ====            =====
         Diluted                                                                 $ 0.46          $ 0.92           $ 0.58

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                                           3,695           5,456            7,153
                                                                                  =====           =====            =====
  Diluted                                                                         4,440           6,257            7,612
                                                                                 =======          =====            ======

                        See notes to consolidated financial statements.


                                            BARRINGER TECHNOLOGIES INC.

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (In thousands)

                                         Common Stock   Class A     Class B
                                                       Pfd Stock    Pfd Stock
                                         -------------------------------------------------------
                                 Total                                          Paid-in             Foreign   Treas.  Comprehensive
                                 Equity   Shrs   Am't   Shrs  Am't  Shrs   Am't Capital    Deficit  Transl.   Stock      Income
                                 ---------------------------------------------------------------------------------------------------
 Bal - January 1, 1996         $ 1,325   3,479    $35    83  $101   258   $ 515  $17,685  $(16,542) $(456)   $ (13)
 Net income                      2,059                                                    $  2,059                      $   2,059
 Translation adjustment             41                                                                 41                      41
                                                                                                                       -------------
 Comprehensive income                                                                                                   $   2,100
                                                                                                                       =============
 Preferred stock conversion                 55      1   (23)  (27) (135)   (270)    296
 Issuance and exercise of
  stock options and
  warrants                           42     15                                       42
 Conversion of debentures         1,000    364      4                               996
 Preferred stock dividends          (15)     7                                       24        (39)
 Sale of securities net of
  expenses ($741)                10,401  1,437     14                            10,387
                                 ---------------------------------------------------------------------------------------------------
Bal - December 31, 1996          14,853  5,357     54    60    74   123     245  29,430    (14,522)   (415)    (13)
 Net income                       5,754                                                      5,754                          5,754
 Translation adjustment             (42)                                                               (42)                   (42)
                                                                                                                        ------------
 Comprehensive income                                                                                                   $   5,712
                                                                                                                        ============
 Preferred stock conversion                 41          (15)  (19) (100)   (200)    219
 Issuance and exercise of
  stock options and
  warrants                          490     97      1                               489
 Repayment stockholder loan          71                                              71
 Preferred stock dividends          (12)                                                       (12)
                                 ---------------------------------------------------------------------------------------------------
Bal - December 31, 1997          21,114  5,495     55    45    55    23      45  30,209     (8,780)   (457)    (13)
 Net income                       4,431                                                      4,431                      $   4,431
 Translation adjustment            (329)                                                              (329)                  (329)
                                                                                                                           ---------
 Comprehensive income                                                                                                   $   4,102
                                                                                                                          ==========
 Sale of securities net of
  expenses ($2,394)              25,211  2,300     23                            25,188
 Preferred stock conversion           0      2           (6)   (8)                    8
 Issuance and exercise of
  stock options and
  warrants                          263     54      1                               262
 Repurchase of common stock      (1,540)                                                                    (1,540)
 Sale of treasury stock,
  net of notes receivable             0
  ($1,281)                                                                         (974)                       974
 Preferred stock dividends          (10)                                                       (10)
                                 ---------------------------------------------------------------------------------------------------
Bal - December 31, 1998          $49,140 7,851  $  79    39  $ 47    23    $ 45 $54,693    $(4,359)  $(786) $ (579)
                                 ===================================================================================================

* At December 31, 1998 and 1997 net of notes receivable of $1,484 and $203, respectively, from the sale of stock. See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Year Ended December 31,
                                                                               1996            1997            1998

Net income                                                                   $ 2,059         $ 5,754          $ 4,431
Items not affecting cash:
  Depreciation and amortization                                                  115             272              741
  Inventory and accounts receivable reserves                                      22             332              382
  Income from and gain on sale of investment
    in Labco                                                                    (240)             --               --
  Write-off of acquired technology                                                --              --              435
  Deferred tax benefit                                                          (506)           (775)          (1,586)
  Other                                                                           50              30             (184)
Increase in non-cash working capital balances                                 (2,947)         (3,655)          (1,465)
         Cash provided by (used in) operating
           activities                                                         (1,447)          1,958            2,754
Investing activities:
  Purchase of equipment and other                                               (124)         (1,190)          (1,510)
  Sale of (investment in) marketable securities                               (4,328)          1,829          (13,107)
  Purchase of Digivision and related costs                                       --              --              (821)
  Proceeds on sale of investment in Labco                                        574             --               --
         Cash provided by (used in) investing
           activities                                                         (3,878)            639          (15,438)
Financing activities:
  Proceeds on issuance of Convertible
    Subordinated Debentures                                                    1,000              --               --
  Reduction in long-term debt                                                   (300)             --               --
  Decrease in bank debt and other                                               (570)           (174)             (67)
  Proceeds on sale of equity securities, net                                  10,443             430           25,211
  Warrant and option exercise                                                                                     204
  Repayment from (loan to)employee                                               --               71             (500)
  Acquisition of treasury stock                                                                                (1,540)
  Payment of dividends on preferred stock                                        (15)            (12)             (10)
         Cash provided by financing activities                                10,558             315           23,298
Increase in cash and cash equivalents                                          5,233           2,912           10,614
Cash and cash equivalents--beginning of year                                      43           5,276            8,188
Cash and cash equivalents--end of year                                      $  5,276        $  8,188         $ 18,802

Changes in components of non-cash working
  capital balances related to operations:
  Trade receivables                                                          $(2,010)        $(4,433)         $   951
  Inventories                                                                   (649)         (1,065)            (567)
  Other current assets                                                          (248)           (389)            (206)
  Other assets                                                                    39              38               --
  Accounts payable and accrued liabilities                                       (79)          2,194           (1,643)
Increase in non-cash working capital balances                                $(2,947)        $(3,655)         $(1,465)



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

  Marketable Securities

     Marketable securities consist primarily of commercial paper with original maturities at date of purchase of less than 12 months. The Company has both positive intent and ability to hold these securities to maturity. The Company carries these securities at cost, which approximates fair value, due to the short period of time to maturity.

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

  Per Share Data

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

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

     For the years ended December 31, 1996, 1997 and 1998, the Company did not have any significant contracts in progress.

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

  Long-Lived Assets

     Long-lived assets, such as machinery and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". No write-downs have been necessary through December 31, 1998.

  Stock-Based Compensation

     The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation", but applies Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting and measuring compensation expense related to stock option plans. There was no compensation expense related to the issuance of stock options to employees for the years ended December 31, 1996, 1997 and 1998. For the years ended December 31, 1996, 1997 and 1998, the Company recorded compensation expense in the amount of $0, $60,000 and $33,500, relating to stock options awarded to the Company's independent directors (see note 5 for pro-forma disclosure required by SFAS 123).

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

  Recent Pronouncements of the Financial Accounting Standards Board

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently reviewing the effects of SFAS No. 133, but does not expect the new guidelines to have a material impact on the Company's financial position and results of operations. This statement will be adopted by the Company no later than its year ending December 31, 2000.

2.  Inventories

     At December 31, 1997 and 1998, the Company had parts, subassemblies and work in process of $2,748,000 and $2,959,000 and finished goods of $301,000, and $984,000, respectively.

3.  Machinery and Equipment

     The major categories of machinery and equipment are as follows:


                                                                                               December 31,
                                                                                         1997                  1998

         Office equipment                                                                $   969,000         $ 1,415,000
         Machinery and equipment                                                           1,986,000           2,492,000
         Leasehold improvements                                                               70,000             325,000
                                                                                           3,025,000           4,232,000
         Accumulated depreciation                                                         (1,520,000)         (1,883,000)
           Totals                                                                        $ 1,505,000         $ 2,349,000


4.  Bank Credit Facility

     On March 13, 1998, the Company established a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 0.75% or LIBOR (determined on the basis of a 30-, 60- or 90-day interest period, as applicable) plus 2.0%. The Facility expires on June 30, 1999, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company and BII are required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited ("BRL"), have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At December 31, 1998, the Company had $4,800,000 available under this facility. Approximately $200,000 was used to secure a letter of credit.

5.   Stockholders' Equity

  Stockholder Protection Rights Plan

     On August 26, 1998, the Company's Board of Directors declared a dividend payable September 9, 1998 of one right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company held of record at the close of business on September 8, 1998, or issued thereafter and prior to the Separation Time (generally the date of the commencement of a tender or exchange offer or at such time as an acquirer becomes a 15% or more shareholder of the Company) and thereafter pursuant to options and convertible securities outstanding at the

Separation Time. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one-hundreth of a share of a new class of preferred stock designated Participating Preferred Stock, par value $2.00 per share, for $32.50, subject to adjustment.

  Stock Repurchase Program

     On July 7, 1998 the Company announced that its Board of Directors had authorized the repurchase of up to 1,000,000 shares or approximately 12.7% of the Company's outstanding Common Stock. As of December 31, 1998, the Company had repurchased 212,500 shares at an aggregate cost of $1,540,000. Additional repurchases will be made from time to time in open market transactions in amounts as determined by the Company's management and will be funded out of the Company's working capital.

  Public Offerings

     On April 3, 1998, the Company completed the sale of 2,000,000 shares of common stock in a public underwriting. On April 30, 1998, the underwriters exercised their over-allotment option and acquired an additional 300,000 shares of common stock. The aggregate net proceeds to the Company, after all expenses of the offering was approximately $25.2 million.

     On November 12, 1996, the Company completed the sale of 1,250,000 shares ("Shares") of common stock and 1,250,000 Common Stock Purchase Warrants ("Public Warrants") in a public underwriting. On December 12, 1996, the underwriters exercised their over-allotment option and acquired an additional 187,500 Shares and 187,500 Public Warrants. The aggregate net proceeds to the Company, after all expenses of the offering, was approximately $10,401,000.

  Due from Officers/Shareholders

     In connection with the exercise of options to acquire 190,000 shares of the Company's Common Stock, two officers of the Company signed full recourse interest bearing (no interest the first year, prime rate thereafter) unsecured promissory demand notes aggregating $274,000 under the Company's stock option purchase program. Under that program the Company has arranged for a market-maker in the Company's Common Stock, to coordinate the orderly sale in the open market of a portion of the Common Stock to be received by the employees upon the exercise of their options in an amount sufficient to repay the loan and related interest. As of December 31, 1998, and 1997, $203,000 was outstanding.

     In July 1998, the Company made a $500,000 non-recourse loan to its Chief Executive Officer. The loan is repayable on July 5, 2003 and bears interest at the rate of 5.68% per annum, payable annually. The obligation to repay the loan is secured by 49,000 shares of the Company's common stock.

     In December 1998, the Company sold an aggregate of 153,000 shares of Common Stock held in the treasury to the senior executive officers of the Company and certain of the Company's independent directors at a purchase price of $8.375 per share, the closing price of the Common Stock on the date of the sale. Substantially all of the purchase price for the shares of Common Stock sold was paid in the form of five-year non-recourse promissory notes aggregating approximately $1.3 million secured by pledges of the underlying Common Stock. The notes bear interest at a rate of 4.52% per annum.

  Common Stock Outstanding or Reserved for Issuance

     The following table sets forth the number of shares of Common Stock outstanding as of December 31, 1998 as well as the number of shares of Common Stock that would be outstanding in the event that all of the options and warrants are exercised and all Series of Convertible Preferred Stock and Debentures are converted into Common Stock.



                                                                                                           Common stock
                                                                                            Exercise,      outstanding or
                                                                                         conversion or      reserved for
                                                                                         option price         issuance

         Common stock                                                                                          7,759,597
         Class A convertible preferred stock                                                 0.361745             13,969
         Class B convertible preferred stock                                                 0.355839              8,006
         Stock options (i)                                                           $1.00 to $11.813            852,988
         Private placement warrants (ii)                                                        $1.96            349,999
         Public warrants (iii)                                                                 $9.847            330,825
         Underwriter's warrants (iii)                                                         $10.276            125,000
         Underlying warrants (iii)                                                             $9.847             31,250
         Directors' warrant (iv)                                                                $7.11              3,750
                                                                                                               ---------
         Total                                                                                                 9,475,384
                                                                                                               =========

     All outstanding warrants expire between January 12, 1999 and November 12, 2001.

  (i)  Stock Compensation Plans

     From time to time, the Company has granted options to various employees and directors. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company's stock options issued to employees equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the stock option grants had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-price model with the following weighted average assumptions used for grants in 1996, 1997 and 1998; no dividend yield; expected volatility of 46.1% in 1998, 46.5% in 1997 and 30% in 1996; risk-free weighted average interest rates of 4.75% in 1998, 6.03% in 1997 and 7.11% in 1996; and expected lives for the options of 7.4 years in 1998, 5 years in 1997 and 5 years in 1996.

     Under the accounting provisions of SFAS 123, the Company's net income, basic earnings per share and diluted earnings per share on a pro-forma basis are as follows:


                                                                                      Year Ended December 31,
                                                                            1996               1997            1998

Net income:
  As reported                                                             $2,059,000         $5,754,000       $4,431,000
  Pro-forma                                                               $1,986,000         $5,567,000       $4,031,000
Basic earnings per share from
  continuing operations:
  As reported                                                               $   0.55           $   1.05       $   0.62
  Pro-forma                                                                 $   0.53           $   1.02       $   0.56
Diluted earnings per share from
  continuing operations:
  As reported                                                               $   0.46           $   0.92       $   0.58
  Pro-forma                                                                 $   0.44           $   0.89       $   0.53


     In 1997, the Company's stockholders approved the adoption of the Company's 1997 Stock Compensation Program ("Program"). The Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company ("Employee Plans"). The Program also authorizes automatic option grants to directors who are not otherwise employed by the Company ("Independent Director Plan"). In connection with the Program, 600,000 shares of Common Stock are reserved for issuance, of which up to 500,000 shares may be issued under the Employee Plans and up to 100,000 shares may be issued under the Independent Director Plan. In the event that an option or award granted under the Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Program. The Company will receive no consideration for grants of options or awards under the Program. Options issued under the Employee Plan expire ten years from the dates of grant and are generally exercisable and vested as to 25% of the optioned shares after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year. Options issued under the Independent Director Plan expire five years from the dates of grant and are fully exercisable after one year. At December 31, 1998, there were 96,300 options available for grant under the Employee Plans and 100,000 options available for grant under the Independent Director Plan.

     A summary of the status of the Company's outstanding options is presented below:


                                                                         Year ended December 31,
                                                  1996                        1997                         1998
                                                      Weighted                    Weighted                   Weighted
                                                       Average                     Average                   Average
                                         Number of    Exercise       Number of    Exercise     Number of    Exercise
                                          Shares        Price         Shares        Price        Shares       Price

Outstanding--
beginning of year                           240,125      $4.54       461,000      $2.19        691,025         $5.31
  Granted                                   253,000       1.00       280,900      10.70        472,000          7.68
  Exercised                                  (1,250)      2.00       (19,937)      1.32         (9,087)         1.31
  Forfeited                                      --         --            --         --        (13,250)         9.95
  Canceled                                  (30,875)     10.66       (30,938)     10.32       (287,700)        10.76
Outstanding--end of year                    461,000       2.19       691,025       5.31        852,988          4.71
Options exercisable--end
  of year                                   164,200      $3.49       227,663      $1.94        334,690         $1.87
Fair value of options
  granted during the year                  $   0.40                $    6.72                   $  5.86
                                           ========                 ========                    ======

     On May 13, 1997 and May 13, 1998, options to acquire 12,000 shares and 12,000 shares, respectively, of the Company's common stock at $13.875 per share and $11.813 per share, respectively, which was the market value at the respective dates of grant, were issued to the Company's independent directors pursuant to the Independent Director Plan.

     On October 21, 1998, the Company's Board of Directors approved the repricing of options exercisable for an aggregate of 287,700 shares of Common Stock previously granted to key employees of the Company and the Company's non-employee directors pursuant to the Company's 1997 Stock Compensation Program ("the repricing"). Pursuant to the Repricing, option holders exchanged options with exercise prices ranging from $9.375 to $13.875 per share for new stock options covering the same number of shares and having an exercise price of $6.19 per share, the closing price of the Common Stock on the NASDAQ National Market on October 21, 1998. Options granted pursuant to the Repricing vest over a four-year period, with 25% of the options becoming exercisable in each year commencing one year after the date of the Repricing and will expire ten years after the Repricing. In accordance with SFAS 123, the Company recorded compensation expense in 1997 and 1998 of $60,000 and $33,500, respectively in connection with the issuance and repricing of the above noted options relating to the non-employee directors.

     Options issued prior to the adoption of the Program are non-qualified stock options. Options issued in 1996, expire on April 25, 2001 and are exercisable as to 25% of the optioned shares immediately, 50% after the first year, 75% after the second year and 100% after the third year and for those issued in 1995, expire on March 10, 2000 and are exercisable as to 40% of the optioned shares after the first year, 60% after the second year, 80% after the third year and 100% after the fourth year.

     The following table summarizes information about stock options outstanding at December 31, 1998.



                           Options Outstanding
                                                 Weighted-                                   Options Exercisable
         Weighted                Number           Average            Weighted            Number
          Average            Outstanding at      Remaining            Average        Exercisable at
         Exercise             December 31,      Contractual          Exercise         December 31,         Exercise
           Price                  1998             Life                Price              1998               Price

          $  1.00                230,813          2.3 years           $  1.00            173,110           $  1.00
             2.00                164,475          1.2 years              2.00            131,580              2.00
             6.19                287,700          9.9 years              6.19                  0
             6.38                 30,000          4.7 years              6.38             30,000              6.38
             8.38                 50,000          9.9 years              8.38                  0
            11.81                 90,000          9.4 years             11.81                  0
                                 -------                                                 -------
         1.00 to 11.81           852,988          5.9 years           $  5.93            334,690            $ 1.87


  (ii)  Private Placement Warrants

     In connection with the private placement of securities in 1996, warrants to purchase 420,000 shares of the Company's common stock at $1.96 per share were sold to a group of private investors and senior management. During 1997 and 1998, 32,500 and 37,500 warrants, respectively, were exercised. The warrants expire between May 9, 2000 and June 29, 2000.

  (iii)  Public Warrants

     The Public Warrants (see above) are exercisable for three years and entitle the registered holder to purchase one-quarter of a share of Common Stock at an exercise price of $9.847 per share. The Public Warrant exercise price and the number of shares issuable upon exercise of the Public Warrants are subject to adjustment under certain circumstances. The Company may redeem outstanding Public Warrants on not less than 30 days notice at a price of $0.25 per Public Warrant (subject to adjustment under certain circumstances) if the closing bid price of the Common Stock averages in excess of 200% of the exercise price for a period of 30 days' ending within 15 days of the redemption notice date. During 1997 and 1998, 66,200 and 48,000 Public Warrants, respectively were exercised.

     In connection with the Company's November 1996 public offering, the managing underwriter received a warrant ("Underwriter's Warrant") to purchase from the Company 125,000 shares of Common Stock at an exercise price of $10.276 per share ("Exercise Price") and 125,000 Warrants ("Underlying Warrant") at an exercise price of $0.06 per Warrant. Each Underlying Warrant entitles the holder to purchase one-quarter of a share of Common Stock at an exercise price of $9.847 per share. The Underwriter's Warrants are exercisable with respect to the Common Stock for a period of four years commencing from November 12, 1997 and with respect to the Underlying Warrants for a period of two years commencing from November 12, 1997.

  (iv)  Directors' warrants

     On December 31, 1991, the Board of Directors adopted the 1991 Directors Warrant Plan ("Plan"). Pursuant to the Plan, each non-employee director was sold a five-year warrant to purchase 3,750 shares of Common Stock at an exercise price equal to the current market price for such shares at the time of issuance of the warrant. The Board of Directors terminated the Plan effective May 1997. During 1998, 3,750 warrants expired. During 1997, 3,750 warrants were exercised. During 1996, 3,750 warrants expired.

6.  Income Taxes

     The provision (benefit) for income taxes related to continuing operations are as follows:


                                                                                    Year Ended December 31,
                                                                              1996             1997               1998

Current tax expense (benefit):
  Federal                                                                  $ 143,000        $ 983,000        $ 1,058,000
  State                                                                       27,000          285,000            339,000
  Recognition of net operating losses--U.S.                                 (170,000)      (1,268,000)        (1,251,000)
  Foreign (primarily Canada)                                                 297,000          952,000            421,000
  Recognition of net operating losses--Canada                                182,000)        (548,000)          (289,000)
                                                                             --------       ----------         ----------
         Total Current                                                       115,000          404,000            278,000
                                                                             -------        ----------         ----------
Deferred tax expense (benefit):
  Federal                                                                   (130,000)        (728,000)        (1,556,000)
  State                                                                      (22,000)        (128,000)             9,000
  Foreign (primarily Canada)                                                (354,000)          81,000            (40,000)
                                                                            ---------        ---------         ----------
         Total deferred                                                     (506,000)        (775,000)        (1,587,000)
                                                                            ---------        ---------        -----------
Total income tax benefit                                                   $(391,000)       $(371,000)       $(1,309,000)
                                                                            =========        =========        ===========


     Deferred tax assets are comprised of the following temporary differences and carryforwards at December 31:


                                                                                              1997               1998
         Nondeductible allowances against trade
           receivables                                                                   $    20,000        $   155,000
         Nondeductible reserves and accruals                                                 104,000            188,000
         Machinery and equipment                                                             497,000            398,000
         Tax benefit of U.S. operating loss carry
           forwards                                                                        4,404,000          2,562,000
         Other                                                                                53,000              3,000
                                                                                          ----------         ----------
        Gross deferred tax assets                                                          5,078,000          3,306,000
         Deferred tax assets valuation allowance                                          (3,572,000)          (214,000)
                                                                                          -----------        ----------
         Net deferred tax assets                                                         $ 1,506,000        $ 3,092,000
                                                                                          ==========         ==========

     At December 31, 1998, a valuation allowance has been provided for certain limitations applied to the net operating loss carryforward of a subsidiary. At December 31, 1997, as a result of the Company's historical trend of losses, a valuation allowance has been provided for a substantial portion of the U.S. and Canadian deferred tax assets. At December 31, 1998, the net deferred tax asset of $3,092,000, included approximately $445,000 and $2,647,000 related to the Company's Canadian and U.S. operations, respectively. At December 31, 1997, the net deferred tax asset of $1,506,000, included approximately $405,000 and $1,101,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1999 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.

     The Company's income tax provision (benefit) differed from the amount of income tax determined by applying the applicable statutory U.S. federal income tax rate to pretax income from continuing operations as a result of the following (in thousands):


                                                                                         Year Ended December 31,
                                                                                 1996            1997               1998

Income taxes (benefit) computed at the
  U.S. statutory rate                                                          $ 567          $ 1,830            $ 1,061
Income not subject to U.S. tax, net                                             (225)            (239)              (211)
U.S. losses and expenses for which no tax
  benefit has been recognized                                                     25                7                184
Utilization of U.S. net operating losses                                        (143)            (777)              (943)
Decrease in beginning of the year deferred
  tax asset valuation allowance                                                 (590)          (1,217)            (1,546)
State income taxes                                                                --               --                146
Other                                                                            (25)              25                 --
Provision (benefit) for income taxes                                           $(391)         $  (371)           $(1,309)


     At December 31, 1998, the Company had net operating loss carry forwards in the U.S. of approximately $7.3 million and $3.2 million for federal and state income tax purposes, respectively, which expire in varying amounts through 2010.

7.  Commitments

     The Company rents facilities, automobiles and equipment under various operating leases. Rental expenses under such leases amounted to $325,000, $324,000 and $444,000 for 1996, 1997 and 1998, respectively.

     At December 31, 1998, the aggregate minimum commitments pursuant to operating leases, including a lease renewal are as follows:

         Year ending December 31,

         1999                                                      $  496,000
         2000                                                         582,000
         2001                                                         515,000
         2002                                                         517,000
         2003 and thereafter                                        2,595,000

     The Company has multi-year employment contracts with three key executives. Pursuant to those contracts the Company has annual minimum salary commitments aggregating $569,000, $569,000, $465,000 and $260,000 for the four years ended December 31, 2002, respectively.

8.  Employee Benefit Plans

     The Company maintains a 401(k) salary deferral plan for all U.S. employees and a money purchase plan for its Canadian employees. As a money purchase plan, it does not establish any Company liability other than a discretionary matching formula to employee contributions.

     The aggregate cost of both plans for 1996, 1997, and 1998 was $87,000, $103,000 and $141,0000, respectively.

     Effective January 1, 1998, the Company adopted the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). The SERP Plan provides eligible participants with certain retirement benefits supplemental to the Company's 401(k) Plan. Pursuant to the SERP Plan, the Company will make annual contributions to the account of each participant equal to a variable percentage of the participant's base salary and annual cash bonus depending on the Company's achievement of certain performance targets. The actual percentage contribution will be determined by the Executive Compensation Committee, subject to certain parameters. A participant will become vested under the SERP Plan after five years of participation therein. For the year ended December 31, 1998, contributions aggregating $103,000 were made into the plan.

9.  Supplemental Disclosures of Cash Flow Information

     The Company made cash payments for interest of $246,000, $17,000 and $10,000, for the years ended December 31, 1996, 1997 and 1998, respectively. Additionally, income taxes of $4,000, $209,000 and $498,000, were paid for the years ended December 31, 1996, 1997 and 1998, respectively.

     In the year ended December 31, 1996, the Company satisfied Preferred Stock dividend requirements in the amount $24,000 through issuance of 7,949 shares of common stock. Subsequent to December 31, 1996, all dividends have been paid in cash.

     In December 1996, the entire $1,000,000 of the Company's 6% Convertible Subordinated Debentures were converted into 363,628 shares of the Company's common stock as a result of the public offering (see note 5).

10.  Segment and Geographic Data

     The Company's business focuses on one segment of Business - "IONSCAN", its only product. The Ionscan is currently used in the areas of drug and explosive detection for various security applications.

     A summary of the Company's revenues and long-lived assets by geographic area for each of the three years in the period ended December 31, 1998 is as follows (in thousands):


                                                   Revenues                                  Long-Lived Assets
                                        1996        1997         1998                 1996         1997          1998
United States                        $ 3,411       $13,408      $14,473               $   98       $  217       $  754
Canada                                   825           950          800                  457        1,264        1,423
Other foreign countries                6,687         8,331        5,185                   40           24          172
                                      ------        ------       ------               ------        -----        ------
         Totals                      $10,923       $22,689      $20,458               $  595       $1,505       $2,349
                                      ======        ======       ======                =====        =====        =====

     Revenues are attributed to the countries based on location of the customer.

     For the year ended December 31, 1998, export sales, including sales from Canada to other countries, comprised 25.4% of total revenues and were made primarily to Western Europe, Asia and Central and South America.

11.  Sales to Major Customers

     For the year ended December 31, 1998, the FAA accounted for approximately 46.3% of consolidated revenues of the Company. For the year ended December 31, 1997, two customers accounted for approximately 27.8% (14.8% and 13%) of consolidated revenues of the Company. For the year ended December 31, 1996, one customer accounted for approximately 11% of consolidated revenues of the Company.

12.  Fourth Quarter Adjustments

     During the fourth quarter of 1996 and 1998, the Company recorded a deferred tax benefit related to a decrease in the deferred tax asset valuation allowance of $266,000 and $635,000, respectively. During the fourth quarter of 1997, the Company had no material adjustments.

13.  Sale of Subsidiary

     During 1996, the Company sold all of its remaining shares and warrants in Labco and recognized a gain of $123,000 on the sale. In addition to the gain on the sale of its Labco investment, the Company recorded $117,000 of income representing its proportionate share of Labco's net income for 1996.

14.  Earnings Per Share

     Basic and Diluted earnings per share has been computed as follows:



                                                                    Income                Shares             Per Share
For the Year ended December 31, 1998:                             (Numerator)          (Denominator)          Amount

Basic Earnings Per Share:
  Income attributable to common
    stockholders                                                     4,421,000             7,153,000               $0.62
  Effect of dilutive securities
  Warrants and options                                                                       437,000
  Convertible preferred dividends                                       10,000                22,000
Diluted Earnings Per Share:
  Income attributable to common
    stockholders and assumed
    conversions                                                     $4,431,000             7,612,000               $0.58
                                                                     ---------             ---------                -----
For the Year ended December 31, 1997:
Basic Earnings Per Share:
  Income available to common
    stockholders                                                     5,742,000             5,456,000               $1.05
  Effect of dilutive securities
  Warrants and options                                                                       777,000
  Convertible preferred dividends
    and debentures                                                      12,000                24,000
                                                                    ----------             ---------               ------
Diluted Earnings Per Share:
  Income available to common stockholders
    and assumed conversions                                         $5,754,000             6,257,000               $0.92
                                                                     =========             =========                =====
For the Year ended December 31, 1996:
Basic Earnings Per Share:
  Income available to common
    stockholders                                                     2,020,000             3,695,000              $ 0.55
  Effect of dilutive securities                                                                                     ====
  Warrants and options                                                  27,000               228,000
  Convertible preferred dividends
   and debentures                                                       39,000               517,000
                                                                     ---------             ---------              -------
Diluted Earnings Per Share:
 Income available to common
   stockholders
   and assumed conversions                                         $ 2,086,000             4,440,000              $ 0.46
                                                                    ==========             =========               =====

     Options and warrants to purchase 577,000 shares of common stock, exercisable at between $9.847 and $11.81 per share, were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock underlying the warrants and options.

     Options to purchase 24,268 shares of common stock, exercisable at between $11.78 and $14.00 per share, were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock underlying the options.

15. Acquisition

     On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, for an aggregate cash purchase price of approximately $821,000, including related incurred acquisition costs, in a business combination accounted for as a purchase. DigiVision's results of operations are included in the accompanying financial statements from the acquisition date forward. With respect to this acquisition, DigiVision's results of operations from January 1, 1998 through the acquisition date were not material and accordingly, pro-forma operating results are not presented. Acquired in-process research and development projects of DigiVision, which could not be capitalized, were valued at $435,000 and were expensed at the time of the acquisition. The excess of the purchase price (including acquisition related costs) over the fair value of net assets acquired ($778,000) is being amortized over a five-year period.


                           BARRINGER TECHNOLOGIES INC
                        VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31,
                                   SCHEDULE II


                              Balance -                                            Balance
                              beginning                                            end of
                              of period     Addition    Deduction    Recovery      period
------------------------------------------------------------------------------------------
Allowance for doubtful
accounts and
sales allowances:
   1998                       $109,000     $543,000                   $26,000      $626,000
   1997                         63,000       46,000                                 109,000
   1996                         41,000       52,000      $30,000                     63,000
