Form 10-K405/A
period 1998-12-31
BARRINGER TECHNOLOGIES INC
filed 1999-04-09
CIK 10119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

          Barringer Technologies Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to update and correct certain information contained in the Summary Compensation Table.



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


                                            Summary Compensation Table

                                                 Annual Compensation          Long-Term Compensation
                                                                                     Securities
                                                                        Restricted   Underlying                All Other
         Name and         Fiscal    Salary     Bonus(1)   Other Annual     Stock      Options/        LTIP   Compensation
    Principal Position     Year       ($)         ($)   Compensation ($) Award(s)     SARs (#)     Payouts ($) ($)(1)

Stanley S. Binder           1998    $250,000   $182,000         --             --       87,500 (2)       --     $89,265 (3)(4)
   Chairman and Chief       1997     200,000    350,000         --             --       87,500           --       9,500
   Executive Officer        1996     171,491     63,000         --             --       55,000           --       2,925

John H. Davies*             1998    $149,782   $ 46,000         --             --       34,000 (2)       --     $45,815 (4)
   Vice Chairman            1997     136,440    160,000         --             --       34,000           --       6,811
                            1996     125,775     43,200         --             --       38,250           --       6,317

Kenneth S. Wood             1998    $164,063   $ 65,000         --             --       31,500 (2)       --     $29,040 (4)
   President and Chief      1997     130,000    170,000         --             --       31,500           --       8,480
   Operating Officer        1996     111,815     39,600         --             --       33,750           --       2,199

Richard S. Rosenfeld        1998    $125,000   $ 34,000         --             --       27,300 (2)       --     $22,720 (4)
   Vice President-Finance,  1997     107,500    115,000         --             --       27,300           --       7,085
   Chief Financial Officer  1996      96,000     34,200         --             --       27,500           --       1,872


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

(4) Includes amounts accrued pursuant to the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). Amounts accrued during 1998 for the Named Executive Officers were $73,400, $38,600, $19,040, and $12,720 for Messrs. Binder, Davies, Wood and Rosenfeld, respectively.

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

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BARRINGER TECHNOLOGIES INC.

                                           By: /s/ Stanley S. Binder
                                              ---------------------------
                                              Stanley S. Binder, Chairman
                                              and Chief Executive Officer

Dated: April 8, 1999