Form 10-Q
period 1999-03-31
BARRINGER TECHNOLOGIES INC
filed 1999-04-28
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ---- ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                       OR
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

                     30 Technology Drive, Warren, New Jersey
                      07059 (ADDRESS OF PRINCIPAL EXECUTIVE
                                    OFFICES)

                                 (908) 222-9100
              (Registrant's telephone number, including area code)

________________________________________________________________________________
            (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1939 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, $0.01 par value - outstanding as of April 21, 1999 - 7,214,197 shares

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                      INDEX


      Part I - Financial Information                                   Page No.

      Item 1.  Financial Statements.

                  - Consolidated Balance Sheets as of March 31, 1999
                     (unaudited) and December 31, 1998                      3

                  - Consolidated Statements of Income (unaudited)
                    for the three months ended March 31, 1999
                    and 1998                                                5

                  - Consolidated Statement of Stockholders' Equity and
                    Comprehensive  Income                                   6

                  - Consolidated Statements of Cash Flows (unaudited)
                    for the three months ended March 31, 1999
                    and 1998                                                7

                  - Notes to Consolidated Financial Statements              8

      Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                    9

      Item 3.  Quantitive and Qualitative Disclosures about
                    Market Risk.                                           12

      Part II - Other Information                                          13

      Item 1.  Legal Proceedings.                                          13

                   Signatures                                              14

                   Exhibits

Part I - Item 1.  Financial Statements

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                        March 31,                Dec. 31,
                                               1999                    1998
                                            (unaudited)
Current assets:
 Cash and cash equivalents                  $14,632,000             $18,802,000
 Marketable securities                       17,562,000              15,606,000
 Trade receivables, less allowances of
     $365,000 and $626,000                    5,724,000               6,502,000
 Inventories                                  5,152,000               3,943,000
 Prepaid expenses and other                   1,380,000               1,111,000
 Deferred tax asset                           2,842,000               3,092,000
                                             ----------             ------------
     Total current assets                    47,292,000              49,056,000

Property and equipment                        2,476,000               2,349,000

Other assets                                  1,199,000               1,239,000
                                             ----------             ------------

     Total assets                           $50,967,000             $52,644,000
                                             ==========              ===========




                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                                    March 31,            Dec. 31,
                                                                                          1999                 1998
                               (unaudited)
Current liabilities:
  Accounts payable                                                                     $1,961,000           $1,169,000
  Accrued liabilities                                                                     523,000              946,000
  Accrued payroll and related taxes                                                       924,000            1,005,000
  Accrued commission payable                                                              171,000              127,000
  Income taxes payable                                                                     69,000              112,000
                                                                                        ----------           ---------
     Total current liabilities                                                          3,648,000            3,359,000

Non-current liabilities                                                                   147,000              145,000
                                                                                        ----------           ---------

          Total liabilities                                                             3,795,000            3,504,000
                                                                                        ----------           ---------

Stockholders' equity:
   Convertible preferred stock, $1.25 par value,
     1,000,000 shares authorized, none outstanding
   Preferred stock, $2.00 par value, 4,000,000
     shares authorized:
     270,000 shares designated class A convertible
       preferred stock, 45,146 shares outstanding less
       discount of $30,000                                                                 47,000               47,000
     730,000 shares designated class B convertible
       preferred stock, 22,500 shares outstanding                                          45,000               45,000
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 7,856,000 and 7,851,000 shares
     outstanding, respectively                                                             79,000               79,000
 Additional paid-in capital                                                            54,723,000           54,693,000
 Accumulated deficit                                                                   (3,859,000)          (4,359,000)
 Foreign currency translation                                                            (842,000)            (786,000)
                                                                                       -----------          -----------
                                                                                       50,193,000           49,719,000
 Less: common stock in treasury at cost, 462,000
   and 92,000 shares, respectively                                                    (3,021,000)             (579,000)
                                                                                      -----------           ----------
    Total stockholders' equity                                                         47,172,000           49,140,000
                                                                                      ------------          -----------
Total liabilities and stockholders' equity                                            $50,967,000          $52,644,000
                                                                                       ==========           ==========


                 See notes to consolidated financial statements.



                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                               1999                              1998
                                                               --------------------------------------------------------
Revenues                                                                      $5,277,000                    $5,948,000
Cost of revenues                                                               2,140,000                     2,435,000
                                                               --------------------------     -------------------------
                                                                               3,137,000                     3,513,000
                                                               --------------------------     -------------------------
Operating expenses:
       Selling, general and administrative                                     2,166,000                     1,696,000
       Amortization of goodwill                                                   39,000                            --
       Product development                                                       634,000                       362,000
                                                               --------------------------     -------------------------
                                                                               2,839,000                     2,058,000
                                                               --------------------------     -------------------------

             Operating income                                                    298,000                     1,455,000
                                                               --------------------------     -------------------------
Other income (expense):
       Interest income                                                           485,000                       150,000
       Other, net                                                                 17,000                       (14,000)
                                                               --------------------------     -------------------------
                                                                                 502,000                       136,000
                                                               --------------------------     -------------------------
             Income before income tax    benefit                                 800,000                     1,591,000
Income tax provision (benefit) (note 2)                                          300,000                      (200,000)
                                                               --------------------------     -------------------------
             Net income                                                          500,000                     1,791,000
Preferred stock dividend requirements                                            (2,000)                        (3,000)
                                                               --------------------------     -------------------------
             Net income attributable to common                                  $498,000                    $1,788,000
             stockholders
                                                               ==========================     =========================

Per share data (note 3):
   Basic earnings per share                                    $                    0.06      $                   0.32
                                                               ==========================     =========================
   Diluted earnings per share                                  $                    0.06      $                   0.28
                                                               ==========================     =========================

Weighted average common and common equivalent shares outstanding:
   Basic                                                                       7,712,000                     5,519,000
                                                               ==========================     =========================
   Diluted                                                                     8,397,000                     6,391,000
                                                               ==========================     =========================


                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                                                             Compre-
                                        Common Stock      Class A       Class B     Paid-in  Deficit Translation Treasury    hensive
                                                         Preferred     Preferred    Capital*         Adjustment   Stock      Income
                                                          Stock         Stock
                               Total
                               Equity  Shares  Amount Shares Amount  Shares Amount
                               ------  ------  ------ ------ ------  ------ ------ -------  ------- -----------  -------   ---------

Balance - January 1, 1998   $  49,140   7,851  $ 79    39     $47     23     $ 45   $54,693  $(4,359)  $ (786)    $(579)
  Net income                      500                                                            500                       $  500
 Translation adjustment           (56)                                                                    (56)                (35)
                                                                                                                           -------
    Comprehensive Income                                                                                                   $  465
                                                                                                                           =======
 Exercise of stock options
    and warrants                   28       6                                            28
 Repurchase of common stock    (2,505)                                                                           (2,505)
 Sale of treasury stock, net
    of notes receivable ($97)       0                                                  (63)                          63
 Repayment of stockholder loan     65                                                   65
                               ------   -----  -----  -----   -----   ------ ----  -------- ---------- -------- --------
Balance - March 31, 1999     $ 47,172   7,857  $ 79    39     $47       23    $45  $54,723  $(3,859)   $(842)   $(3,021)
                             ========   =====  =====  ====    =====   ====== ====  ======== ========== ======== ========

-------------------------
*  At March 31, 1999, net of notes receivable of $1,517 from the sale of stock.

                See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)
                                                                                1999                          1998
                                                                         --------------                --------------
  OPERATING ACTIVITIES
  Net Income                                                                   $500,000                    $1,791,000
  Items not affecting cash:
         Depreciation and amortization                                          218,000                       100,000
         Inventory and accounts receivable reserves                              42,000                       166,000
         Deferred tax provision (benefit)                                       250,000                      (300,000)
         Other                                                                 (35,000)                            --
  Increase in non-cash working capital balances                               (461,000)                    (1,675,000)
                                                                         ---------------                --------------
                Cash provided by operating activities                           514,000                        82,000
                                                                         ---------------                --------------
  INVESTING ACTIVITIES
  Purchase of equipment and other                                             (316,000)                      (304,000)
  Sale (purchase) of marketable securities                                  (1,956,000)                     1,999,000
                                                                         ---------------                --------------
                Cash   provided  by  (used  in)   investing                 (2,272,000)                     1,695,000
                activities
                                                                         ---------------                --------------
  FINANCING ACTIVITIES
  Acquisition of treasury stock                                             (2,505,000)                            --
  Repayment of loan from employee                                                65,000                            --
  Warrant and option exercises                                                   28,000                       105,000
                                                                         ---------------                --------------
                Cash   provided  by  (used  in)   financing                 (2,412,000)                       105,000
                activities
                                                                         ---------------                --------------
  Increase (decrease) in cash and cash equivalents                          (4,170,000)                     1,882,000
  Cash and cash equivalents at beginning of period                           18,802,000                     8,188,000
                                                                         ---------------                --------------
  Cash and cash equivalents at end of period                                $14,632,000                   $10,070,000
                                                                         ===============                =============
  CHANGES  IN  COMPONENTS  OF  NON-CASH   WORKING   CAPITAL
  BALANCES RELATED TO OPERATIONS
  Receivables                                                                  $768,000                      $304,000
  Inventory                                                                  (1,241,000)                     (375,000)
  Other current assets                                                         (277,000)                      (60,000)
  Other assets                                                                        -                             -
  Accounts payable and accrued expenses                                         289,000                    (1,544,000)
                                                                        ----------------               ---------------
  Increase in non-cash working capital balances                               $(461,000)                  $(1,675,000)
                                                                        ================               ===============

  Cash paid during the period for income taxes                                 $210,000                       $45,000
                                                                        ===============                ==============


                 See notes to consolidated financial statements.


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  In  the  opinion  of  the  Company,  the  unaudited  consolidated  financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1998. This report should be read in conjunction therewith. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. At March 31, 1999, a valuation allowance has been provided for certain limitations applied to the net operating loss carryforward of a subsidiary. At March 31, 1999, the net deferred tax asset of $2,792,000, included approximately $445,000 and $2,347,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1999 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not. Additional reductions to the valuation allowance will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.


3. Basic and diluted earnings per share have been computed as follows:
                                    Shares (Denominator)                                          Per Share Amount
--------------------------------------------------------------------------------------------------- -------------------
For the three months ended March 31, 1999:
Basic Earnings Per Share
    Income attributable to common shareholders                     $   498,000           7,712,000               $0.06
                                                                                                                  ====
Effect of dilutive securities
    Warrants and options                                                   -               663,000
    Convertible preferred dividend requirements                          2,000              22,000
                                                                      --------           ---------
Diluted Earnings Per Share
    Income attributable to common
     stockholders and assumed conversions                          $   500,000           8,397,000               $0.06
                                                                      ========           =========                ====

For the three months ended March 31, 1998:
Basic Earnings Per Share
    Income attributable to common shareholders                      $1,788,000           5,519,000               $0.32
                                                                     =========           =========                ====
Effect of dilutive securities
    Warrants and options                                                     -             848,000
    Convertible preferred dividend requirements                          3,000              24,000
                                                                     ---------           ---------
Diluted Earnings Per Share
    Income attributable to common
    stockholders and assumed conversions                            $1,791,000           6,391,000               $0.28
                                                           ==================== ===================               ====


PartI - Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

The following table presents certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the following periods:


                                                 Percentage of Total Revenue


                                                                     Three months ended March 31,
                                                                      1999                      1998
                                                                     -------                    ----
     Statement of operations data:
       Revenues from operations........................                100.0                    100.0
       Cost of revenues................................                 40.6                     40.9
                                                                     --------                 --------
                 Gross profit....................................       59.4                     59.1
                 Selling, general and administrative expenses....       41.0                     28.5
                 Amortization of goodwill........................        0.7                       --
                 Product development.............................       12.0                      6.1
                                                                     --------                 -------
                 Operating income ...............................        5.7                     24.5
                 Other income, net...............................        9.5                      2.3
                 Income tax benefit (provision)..................       (5.7)                     3.3
                                                                     --------                 -------
                 Net income .....................................        9.5                     30.1
                 Preferred stock dividend requirements...........         *                         *
                                                                     --------                 -------
                 Net income attributable to common stockholders..        9.5                     30.1
                                                                     ========                 =======
             *   Less than .5%


Comparison of the Quarter ended March 31, 1999 Compared To the Quarter ended March 31, 1998

     Revenues. For the quarter ended March 31, 1999, revenues decreased by $671,000, or 11.3%, to $5.3 million from $5.9 million for the quarter ended March 31, 1998. Sales of IONSCAN(R)s and related products decreased by $1.0 million, or 16.8%, due to a decrease of 22.9% in the number of units sold, and a decline in average unit selling price of approximately 5.2%. The decrease in unit sales was due to significant IONSCAN(R) sales to the aviation security market, primarily to the FAA in the first quarter of last year. The decrease in average selling prices resulted primarily from increased competition, primarily in the drug interdiction market. The sale of IONSCAN(R) consumables, spares and service represented 25.1% of IONSCAN(R) revenues for the quarter ended March 31, 1999 as compared to 14.6% in the same quarter last year. The Company expects that, as the installed base of IONSCAN(R)s increases, these revenues will become increasingly significant to the Company. Sales of specialty instruments and other products increased by $318,000, or 1673%, to $337,000. The increase was attributable to sales made by DigiVision Inc., acquired May 1, 1998. Revenues derived from funded research and development decreased by approximately $7,000, or 10.4%, in the quarter ended March 31, 1999 as compared to the 1998 period. Funded research and development revenues decreased as a result of the Company concentrating most of its research and development staff on new products and new applications for existing products.

     Gross Profit. For the quarter ended March 31, 1999, gross profit decreased by $376,000, or 10.7%, to $3.1 million from $3.5 million in the 1998 period. As a percentage of revenues, gross profit increased slightly to 59.4% in the quarter ended March 31, 1999 from 59.1% in the 1998 period. The increase in the gross profit percentage was primarily attributable to reduced production costs resulting from larger, more efficient production runs of the IONSCAN(R) and related reductions in cost of materials due to higher volume purchases, offset, in part by lower average selling prices. The decrease in gross profit, however, was due to a 22.9% decrease in units sold as well as reduced average selling prices.

     Selling, General and Administrative. For the quarter ended March 31, 1999, selling, general and administrative expenses increased by approximately $470,000, or 27.7%, to $2.2 million from $1.7 million in the 1998 period. As a percentage of revenues, selling, general and administrative expenses increased to 41.0% in the 1999 period from 28.5% in the 1998 period. Selling and marketing expenses increased by approximately $351,000, primarily attributable to the addition of sales and service personnel and related costs, increased commission expense of approximately $125,000 over the same period last year and $123,000 attributable to the acquisition of DigiVision in May 1998. General and administrative expenses decreased by $75,000, offset by $194,000 of expenses attributable to the business development group formed in May 1998.

     Product Development. For the quarter ended March 31, 1999, product development expenses increased by $272,000, or 75.1%, to $634,000 from $362,000 in the 1998 period. As a percentage of revenues, product development expenses increased to 12.0% for the quarter ended March 31,1999 from 6.1% in the 1998 period as a result of a higher level of internally funded new product and applications development activity. Of the $272,000 increase, $128,000 was attributable to DigiVision, acquired in May 1998.

     Operating Income. For the quarter ended March 31, 1999, operating income decreased by $1.2 million, or 79.5%, to $298,000 from $1.5 million in the 1998 period. As a percentage of revenues, operating income decreased to 5.7% from 24.5% in the 1998 period. The decrease is due to the combination of factors noted above.

     Other Income and Expense. For the quarter ended March 31, 1999, other income increased by $366,000, or 269%, to $502,000 from $136,000 in the 1998 period. The increase was attributable to an increase in investment and other interest income of $335,000, or 223%, to $485,000 as compared to $150,000 in the same period in 1998, primarily as a result of the investment of a portion of the net proceeds from the Company's April 1998 public offering.

     Income Taxes. For the quarter ended March 31, 1999, the Company had a tax provision of $300,000, as compared to a net tax benefit of $200,000 in the 1998 period. At December 31, 1998, the Company had substantially eliminated its deferred tax valuation allowance and accordingly will be providing for taxes on its future income.


    Capital Resources and Liquidity

    Cash provided by operations was $514,000 in the three months ended March 31, 1999, as compared to $82,000 for the same period in 1998. Cash provided by operations in the three months ended March 31, 1999 resulted primarily from net income of $500,000, depreciation, amortization and changes in reserves of
$510,000, partially offset by increases in inventory. Cash provided by operations in the three months ended March 31, 1998, resulted primarily from net income of $1.8 million, partially offset by decreases in accounts payable.

     Cash used in investing activities was $2.3 million in the three months ended March 31, 1999, and cash provided by investing activities was $1.7 million in the same period in 1998. Cash used in investing activities in the three months ended March 31, 1999 resulted from the purchase of $2.0 million of marketable securities and the purchase of $316,000 of equipment. Cash provided by investing activities in the three months ended March 31, 1998, resulted from the sale $2.0 million of marketable securities, partially offset by the purchase of equipment.

     Cash used in financing activities was $2.4 million in the three months ended March 31, 1999, and cash provided by financing activities was $105,000 in the same period in 1998. Cash used in financing activities in the three months ended March 31, 1999 resulted from the repurchase of $2.5 million of the Company's common stock pursuant to the Company's previously announced stock repurchase program, partially offset by the exercise of options and warrants and the partial repayment of a stockholder loan. Cash provided by financing activities in the three months ended March 31, 1998, resulted from the exercise of options and warrants.

     The Company's capital expenditures in the three months ended March 31, 1999 aggregated approximately $316,000. Such expenditures consisted primarily of leasehold improvements and equipment. The Company believes that it will require approximately $700,000 in additional capital investment in tooling, equipment, and facility improvements for the remainder of 1999.

    The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. to be used for general working capital purposes, including the issuance of standby letters of credit. At March 31, 1999, $4.8 million was available under this Facility.

     At December 31, 1998, the Company had approximately $7.3 million of tax loss carryforwards to offset future taxable income in the U.S and $2.1 million of expenses available to offset future taxable income in Canada.

     As of March 31, 1999, the Company had cash and cash equivalents of $14.6 million and marketable securities of $17.6 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

    The Company has a common stock repurchase program under which it is authorized to repurchase up to 1,000,000 shares of the Company's outstanding Common Stock. As of March 31, 1999, the Company had repurchased 592,500 shares at an aggregate cost of approximately $4.0 million.


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


    Disclosure Regarding Forward Looking Statements

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Quarterly Report on Form 10-Q Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements.

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

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Quarterly Report onForm 10-Q.

Part I - Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         In August 1998, Ion Track Instruments, Inc. ("ITI") filed a civil action against the Company and one of its employees in the United States District Court for the District of Massachusetts (No. 98-11521-JLT). The action alleges that the Company and the employee made false and misleading statements about ITI's products in violation of the Lanham Act. In March 1999, the Court issued a preliminary injunction prohibiting the Company from making certain statements regarding ITI and its products pending the completion of discovery and the outcome of a trial on the merits as to whether such statements were false and misleading. However, the court denied ITI's other claims for preliminary injunctive relief pursuant to which ITI had sought to bar or, alternatively, restrict the employee's employment by the Company.

         The Company has denied the substantive allegations of this complaint and has filed a counterclaim seeking damages from ITI. Notwithstanding the imposition of the preliminary injunction, the Company believes that ITI's claims are without merit and intends to continue to vigorously defend the action. The Company does not expect that this action will materially adversely affect its consolidated financial position, results of operations or liquidity.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

               3.1 The Company's Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1A to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

               3.2 By-laws of the Company (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 26, 1998 (File No. 0-3207) and incorporated herein by reference).

               27   Financial Data Schedule.


         (b) Reports on Form 8-K

                      None

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BARRINGER TECHNOLOGIES INC.
                                             (Registrant)

                                          /s/ Stanley S. Binder
                                              ________________________
                                              Stanley S. Binder
                                              President,

                                          /s/ Richard S. Rosenfeld
                                             _________________________
                                              Richard S. Rosenfeld,
                                              Chief Financial Officer
                                             (Principal Accounting Officer)


Date: April 22 , 1999

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS




                      Exhibit Number                               Page No.


               27     Financial Data Schedule                        16