Form 10-Q
period 1999-06-30
BARRINGER TECHNOLOGIES INC
filed 1999-08-06
CIK 10119

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               --------------


                                       OR
___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


Commission file number 0-3207
                       ------


                           BARRINGER TECHNOLOGIES INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       84-0720473
-------------------------------                  ---------------------------
(STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                  30 TECHNOLOGY DRIVE, WARREN, NEW JERSEY 07059
                  ---------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 222-9100
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

              ------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1939 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes X  No
    ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Common stock, $0.01 par value - outstanding as of July 30, 1999 - 7,024,052 shares


================================================================================

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
                                                                       ---------
Part I Financial Information

Item 1. Financial Statements

      - Consolidated Balance Sheets as of June 30, 1999 (unaudited)
        and December 31, 1998 ............................................    3

      - Consolidated Statements of Operations (unaudited) for the
        three months and six months ended June 30, 1999 and 1998 .........    5

      - Consolidated Statement of Stockholders' Equity and
        Comprehensive Income for the six months ended June 30, 1999 ......    7

      - Consolidated Statements of Cash Flows (unaudited) for the
        three months and six months ended June 30, 1999 and 1998 .........    8

      - Notes to Consolidated Financial Statements .......................    9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........  16

Part II Other Information:

Item 4. Submission of Matters to a Vote of Security Holders ...............  17

Item 6. Exhibits and Reports on Form 8-K ..................................  17

Signatures ................................................................  18

Index to Exhibits .........................................................  19

Part I. Financial Information
        Item 1. Financial Statements


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                       JUNE 30,     December 31,
                                                        1999            1998
                                                     ------------   ------------
ASSETS                                               (unaudited)

Current assets:
 Cash and cash equivalents .....................     $14,161,000     $18,802,000
 Marketable securities .........................      14,085,000      15,606,000
 Accounts  receivable, less allowances of
   $375,000 and $626,000 .......................       7,670,000       6,502,000
 Inventories ...................................       6,471,000       3,943,000
 Prepaid expenses and other ....................       1,391,000       1,111,000
 Deferred tax asset (note 2) ...................       2,942,000       3,092,000
                                                     -----------     -----------
     Total current assets ......................      46,720,000      49,056,000

Property and equipment .........................       2,677,000       2,349,000

Other assets ...................................         565,000       1,239,000
                                                     -----------     -----------
     Total assets ..............................     $49,962,000     $52,644,000
                                                     ===========     ===========

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            JUNE 30,          December 31,
                                                                                              1999                1998
                                                                                          -----------         -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                      (unaudited)
Current Liabilities:
 Accounts payable ....................................................................     $  2,300,000       $  1,169,000
 Accrued liabilities .................................................................        1,005,000          1,073,000
 Accrued payroll and related taxes ...................................................        1,024,000          1,005,000
 Reserve for losses from discontinued operation ......................................          572,000               --
 Income taxes payable ................................................................           69,000            112,000
                                                                                           ------------       ------------
    Total current liabilities ........................................................        4,970,000          3,359,000
                                                                                           ------------       ------------
Non-current liabilities ..............................................................          131,000            145,000
                                                                                           ------------       ------------
     Total liabilities ...............................................................        5,101,000          3,504,000
                                                                                           ------------       ------------
Stockholders' equity:
 Convertible preferred stock, $1.25 par  value, 1,000,000 shares authorized, none outstanding
 Preferred stock, $2.00 par value, 4,000,000 shares authorized:
     270,000 shares designated class A convertible preferred
      stock, 35,000 and 39,000 shares outstanding less discount of
      $27,000 and $30,000, respectively...............................................           43,000             47,000
     730,000 shares designated class B convertible preferred
      stock, 22,500 shares outstanding ...............................................           45,000             45,000
 Common stock, $.01 par value, 20,000,000 shares authorized,
    7,866,000 and 7,851,000 shares outstanding, respectively .........................           79,000             79,000
 Additional paid-in capital ..........................................................       54,739,000         54,693,000
 Accumulated deficit .................................................................       (4,045,000)        (4,359,000)
Cumulative comprehensive loss ........................................................         (784,000)          (786,000)
                                                                                           ------------       ------------
                                                                                             50,077,000         49,719,000
 Less: common stock in treasury at cost, 842,000 and 92,000
  shares, respectively ...............................................................       (5,216,000)          (579,000)
                                                                                           ------------       ------------
    Total stockholders' equity .......................................................       44,861,000         49,140,000
                                                                                           ------------       ------------
Total liabilities and stockholders' equity ...........................................     $ 49,962,000       $ 52,644,000
                                                                                           ============       ============

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                        Three Months Ended                    Six Months Ended
                                                                              June 30,                           June 30,
                                                                     --------------------------          ---------------------------
                                                                       1999              1998              1999              1998
                                                                     ---------         --------          --------          ---------
Revenues ...................................................         $  5,476          $  4,864          $ 10,429          $ 10,813

Cost of revenues ...........................................            2,198             1,826             4,158             4,261
                                                                     --------          --------          --------          --------
  Gross profit .............................................            3,278             3,038             6,271             6,552
                                                                     --------          --------          --------          --------
Operating expenses:

  Selling, general and administrative ......................            1,893             1,919             3,876             3,615

  Product development ......................................              301               378               807               740
                                                                     --------          --------          --------          --------
                                                                        2,194             2,297             4,683             4,355
                                                                     --------          --------          --------          --------
  Operating income .........................................            1,084               741             1,588             2,197
                                                                     --------          --------          --------          --------
Other income (expense):

  Interest income ..........................................              419               486               906               635

  Other, net ...............................................               27               (35)               43               (49)
                                                                     --------          --------          --------          --------
                                                                          446               451               949               586
                                                                     --------          --------          --------          --------
Income from continuing operations
   before income tax provision (benefit)....................            1,530             1,192             2,537             2,783

Income tax provision (benefit) .............................              600              (139)              965              (339)
                                                                     --------          --------          --------          --------
  Income from continuing operations ........................              930             1,331             1,572             3,122

Discontinued operation (note 4)

  Loss from operations, net of tax
   benefit of $146, $11, $210 and $11 ......................             (202)             (501)             (344)             (501)

 Loss on disposition, net of tax
   benefit of $555 and $555 ................................             (909)             --                (909)             --
                                                                     --------          --------          --------          --------
                                                                       (1,111)             (501)           (1,253)             (501)
                                                                     --------          --------          --------          --------
  Net Income (loss) ........................................             (181)              830               319             2,621

Preferred stock dividends ..................................               (2)               (2)               (5)               (5)
                                                                     --------          --------          --------          --------
  Net income (loss) attributable to
    common stockholders ....................................         $   (183)         $    828          $    314          $  2,616
                                                                     ========          ========          ========          ========

                                   (Continued)


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
                                   (continued)




                                                                       Three Months Ended      Six Months Ended
                                                                            June 30,               June 30,
                                                                       -----------------    --------------------
                                                                         1999      1998       1999        1998
                                                                       -------    ------    -------      -------
Basic earnings per common share (note 3)
 Continuing operations .........................................       $ 0.13     $ 0.17     $ 0.21      $ 0.47
 Discontinued operation - loss from operations .................        (0.03)     (0.06)     (0.05)      (0.07)
 Discontinued operation - loss on disposition ..................        (0.13)      --        (0.12)        --
                                                                       ------     ------     ------      ------
                                                                       $(0.03)    $ 0.11     $ 0.04      $ 0.40
                                                                       ======     ======     ======      ======
Diluted earnings per common share (note 3)
 Continuing operations .........................................       $ 0.12     $ 0.16     $ 0.20      $ 0.42
 Discontinued operation - loss from operations .................        (0.03)     (0.06)     (0.04)      (0.07)
 Discontinued operation - loss on disposition ..................        (0.12)      --        (0.12)       --
                                                                       ------     ------     ------      ------
                                                                       $(0.03)    $ 0.10     $ 0.04      $ 0.35
                                                                       ======     ======     ======      ======


Weighted average common and common equivalent
 shares outstanding:
 Basic .........................................................        7,119      7,710      7,414       6,624
                                                                       ======     ======     ======      ======
 Diluted .......................................................        7,673      8,435      8,038       7,426
                                                                       ======     ======     ======      ======

                See notes to consolidated financial statements.


                                            BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME



                                                                               Class A Preferred        Class B
                                                             Common Stock            Stock          Preferred Stock
                                                           ----------------    -----------------   ----------------    Paid-in
                                            Total Equity   Shares    Amount     Shares    Amount   Shares    Amount    Capital*
                                            ------------   ------    ------    --------   ------   ------    ------   ---------
Balance - January 1, 1999 .................   $ 49,140      7,851     $ 79        39        $47      23       $45       $54,693
  Net income ..............................        319
 Translation adjustment ...................          2

    Comprehensive Income ..................

 Exercise of stock options and
    warrants ..............................         40         14                                                            40
  Conversion of preferred stock ...........          0          1       (4)       (4)                                         4
  Repurchase of common stock ..............     (4,700)
  Sale of treasury stock, net of notes
    receivable ($97) ......................          0                                                                      (63)
  Dividend on preferred stock .............         (5)
  Repayment of stockholder loan ...........         65                                                                       65
                                              --------      -----     ----        --        ---      --       ---       -------
Balance - June 30, 1999 ...................   $ 44,861      7,866     $ 79        35        $43      23       $45       $54,739
                                              ========      =====     ====        ==        ===      ==       ===       =======


                                                            Cumulative
                                                           comprehensive
                                                               other
                                                               income      Treasury       Comprehensive
                                                Deficit        (loss)        Stock           Income
                                                -------    -------------   --------       -------------
Balance - January 1, 1999 .................     $(4,359)       $(786)      $  (579)
  Net income ..............................         319                                        $319
 Translation adjustment ...................                        2                              1
                                                                                               ----
    Comprehensive Income ..................                                                    $320
                                                                                               ====
 Exercise of stock options and
    warrants ..............................
  Conversion of preferred stock ...........
  Repurchase of common stock ..............                                 (4,700)
  Sale of treasury stock, net of notes
    receivable ($97) ......................                                     63
  Dividend on preferred stock .............          (5)
  Repayment of stockholder loan ...........
                                                -------        -----       -------
Balance - June 30, 1999 ...................     $(4,045)       $(784)      $(5,216)
                                                =======        =====       =======

----------------

* At June 30, 1999, net of notes receivable of $1,517 from the sale of stock.

                See notes to consolidated financial statements.

                                            BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS) (UNAUDITED)

                                                                       Three Months Ended                Six Months Ended
                                                                           June 30,                           June 30,
                                                                    -------------------------         -------------------------
OPERATING ACTIVITIES                                                  1999            1998              1999             1998
                                                                    -------------------------         -------------------------
Net Income (loss) .............................................     $   (181)        $    830         $    319         $  2,621
Items not affecting cash:
        Depreciation and amortization .........................          226              126              444              226
        Deferred tax provision (benefit) ......................         (100)            (250)             150             (550)
        Inventory and accounts receivable reserves ............          116              (62)             158              104
        Loss from discontinued operation ......................        1,111             --              1,253             --
        Write-off of acquired technology ......................         --                435             --                435
        Other .................................................          (17)             (73)             (52)             (73)
Decrease (increase) in non-cash working capital balances
  -continuing operations ......................................       (2,845)           2,192           (3,306)             517
                                                                    -------------------------         -------------------------
        Cash provided by (used in) operating activities -
        continuing operations .................................       (1,690)           3,198           (1,034)           3,280
        Net cash provided by discontinued operation ...........          339             --                197             --
                                                                    -------------------------         -------------------------
             Cash provided by (used in) operating activities ..       (1,351)           3,198             (837)           3,280
                                                                    -------------------------         -------------------------
INVESTING ACTIVITIES
Purchase of equipment and other ...............................         (409)            (154)            (725)            (458)
Purchase of DigiVision and related costs ......................         --               (821)            --               (821)
Sale (purchase) of marketable securities ......................        3,477          (16,628)           1,521          (14,629)
                                                                    -------------------------         -------------------------
             Cash provided by (used in) investing activities ..        3,068          (17,603)             796          (15,908)
                                                                    -------------------------         -------------------------
FINANCING ACTIVITIES
Proceeds on sale of common stock, net of $2,393
  of offering costs ...........................................         --             25,207             --             25,207
Warrant and option exercises ..................................           12               99               40              204
Payment of dividends on preferred stock .......................           (5)              (5)              (5)              (5)
Payment of shareholder loan ...................................         --               --                 65             --
Acquisition of treasury stock .................................       (2,195)            --             (4,700)            --
Reduction in bank debt and other ..............................         --                (67)            --                (67)
                                                                    -------------------------         -------------------------
             Cash provided by (used in) financing activities ..       (2,188)          25,234           (4,600)          25,339
                                                                    -------------------------         -------------------------
Increase (decrease) in cash and cash equivalents ..............         (471)          10,829           (4,641)          12,711
Cash and cash equivalents at beginning of period ..............       14,632           10,070           18,802            8,188
                                                                    -------------------------         -------------------------
Cash and cash equivalents at end of period ....................     $ 14,161         $ 20,899         $ 14,161         $ 20,899
                                                                    =========================         =========================
CHANGES IN COMPONENTS OF NON-CASH  WORKING
CAPITAL BALANCES RELATED TO OPERATIONS
Accounts receivable ...........................................     $ (2,038)        $  2,046         $ (1,270)        $  2,350
Inventories ...................................................       (1,625)            (198)          (2,866)            (573)
Other current assets ..........................................          (47)             130             (324)              70
Accounts payable and accrued liabilities ......................          865              214            1,154           (1,330)
                                                                    -------------------------         -------------------------
Decrease (increase) in non-cash working capital
   balances - continuing operations ...........................     $ (2,845)        $  2,192         $ (3,306)        $    517
                                                                    =========================         =========================
Cash paid during the period for income taxes ..................     $     25         $    156         $    236         $    201
                                                                    =========================         =========================

                                         See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the three months and six months ended June 30, 1999 and 1998, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1998. This report should be read in conjunction therewith. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. At June 30, 1999, a valuation allowance has been provided for certain limitations applied to the net operating loss carryforward of a subsidiary. At June 30, 1999, the net deferred tax asset of $2,942,000 included approximately $445,000 and $2,497,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1999 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

3. Basic and diluted earnings per share for continuing operations for the three months and six months ended June 30, 1999 and 1998, respectively, have been computed as follows:


                                        For the three months ended June 30, 1999          For the six months ended June 30, 1999
                                       -------------------------------------------     -------------------------------------------
                                        Income            Shares         Per Share       Income            Shares        Per Share
                                      (Numerator)      (Denominator)      Amount       (Numerator)      (Denominator)     Amount
                                       -------------------------------------------     -------------------------------------------
Basic Earnings Per Share

   Income attributable to
     common shareholders
     from continuing operations ....      928              7,119           $0.13         1,567              7,414            $0.21
                                                                           =====                                             =====
Effect of dilutive securities

   Warrants and options ............                         534                                              604

   Convertible preferred
    dividend requirements ..........        2                 20                             5                 20
                                        ------------------------                        -------------------------
Diluted Earnings Per Share

    Income attributable to
     common shareholders and
     assumed conversions from
     continuing operations .........    $930               7,673           $0.12        $1,572              8,038            $0.20
                                        ==========================================================================================

                                               For the three months ended June 30, 1998     For the six months ended June 30, 1998
                                               ----------------------------------------     ---------------------------------------
                                                   Income        Shares       Per Share       Income        Shares        Per Share
                                                (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)     Amount
                                               ----------------------------------------     ---------------------------------------
Basic Earnings Per Share

   Income attributable to
     common shareholders
     from continuing operations .............       1,329         7,710        $   0.17         3,117         6,624        $    0.47
                                                                               ========                                    =========
Effect of dilutive securities

   Warrants and options .....................         703                                                       780

   Convertible preferred
    dividend requirements ...................           2            22                             5            22
                                                   --------------------                        --------------------
Diluted Earnings Per Share

    Income attributable to
     common shareholders and
     assumed conversions from
     continuing operations ..................      $1,331         8,435        $   0.16        $3,122         7,426        $    0.42
                                                   =================================================================================

4. Effective June 30, 1999, the Company determined that it will discontinue its video-enhancement business, DigiVision, and is currently seeking buyers for it. Accordingly, DigiVision has been reclassified as a discontinued operation on the Company's financial statements. In accordance with generally accepted accounting principles, the Company has estimated anticipated operating losses up to the date of disposition as well as anticipated losses on such disposition and has separately reflected such amounts in its statement of operations for the period ending June 30, 1999.

For the six months ended June 30, 1999 and June 30, 1998, revenues from DigiVision were $352,000 and $324,000, respectively, and for the three months ended June 30, 1999 and June 30, 1998, revenues from DigiVision were $28,000 and $324,000, respectively.


5. The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of June 30, 1999, the Company had repurchased 972,500 shares at an aggregate cost of approximately $6.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain income and expense items from continuing operations from the Company's consolidated statements of operations expressed as a percentage of revenues from continuing operations for the periods indicated.

                                          PERCENTAGE OF REVENUES

                                                                THREE MONTHS              SIX MONTHS
                                                                ENDED JUNE 30,           ENDED JUNE 30,
                                                              -----------------        -----------------
                                                               1999        1998        1999         1998
                                                               ----        ----        ----         ----
STATEMENT OF OPERATIONS DATA:

  Revenues..........................................          100.0        100.0       100.0       100.0

  Cost of revenues..................................           40.1         37.5        39.9        39.4
                                                              ------------------------------------------
  Gross profit......................................           59.9         62.5        60.1        60.6

  Selling, general and administrative expenses .....           34.6         39.5        37.2        33.4

  Product development...............................            5.5          7.8         7.7         6.8
                                                              ------------------------------------------
  Operating income .................................           19.8         15.2        15.2        20.4

  Other income, net.................................            8.1          9.3         9.2         5.4

  Income tax (provision) benefit ...................          (10.9)         2.9       (9.3)         3.1
                                                              ------------------------------------------
  Income from continuing operations ................           17.0         27.4        15.1        28.9

  Preferred stock dividend requirements.............              *            *           *           *
                                                              ------------------------------------------
  Income attributable to common
     stockholders from continuing operations........           17.0         27.4        15.1        28.9
                                                              ==========================================

* less than 0.1%


            COMPARISON OF THE THREE-MONTH PERIOD ENDED JUNE 30, 1999
                  TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1998

     CONTINUING OPERATIONS:

     Revenues. For the quarter ended June 30, 1999, revenues increased by approximately $612,000, or 12.6%, to $5.5 million from $4.9 million for the quarter ended June 30, 1998. Sales of IONSCAN(R)'s and related products increased by approximately $627,000, or 13.1%, due to a 23.8% increase in the number of IONSCAN(R)'s sold along with a 50.3% increase in the sale of consumables, spares and related services, offset in part by a decrease in average selling prices. Sales of specialty instruments were insignificant in both quarters as were revenues from funded research and development.

     Gross Profit. For the quarter ended June 30, 1999, gross profit increased by approximately $240,000, or 7.9%, to $3.3 million from $3.1 million in the 1998 period. As a percentage of revenues, gross profit decreased to 59.9% in the quarter ended June 30, 1999 from 62.5% in the 1998 period. The dollar increase in gross profit was due primarily to higher revenues during the three months ended June 30, 1999. The decrease in gross profit percentage was primarily attributable to a decrease in the average selling price of an IONSCAN(R) during the same quarter.

     Selling, General and Administrative. For the quarter ended June 30, 1999, selling, general and administrative expenses decreased by approximately $26,000, or 1.4%, to $1.9 million. As a percentage of revenues, selling, general and administrative expenses decreased to 34.6% in the 1999 period from 39.5% in the 1998 period. Selling and marketing expenses decreased by approximately $236,000 primarily due to reduced commissions. General and administrative expenses increased by $210,000 primarily as a result of costs and expenses relating to the Company's business development group formed in late 1998. A significant portion of the expenses relating to the business development group resulted from a shifting of expense from production due to personnel re-alignment.

     Product Development. For the quarter ended June 30, 1999, product development expenses decreased by approximately $77,000, or 20.4%, to $301,000 from $378,000 in the 1998 period. As a percentage of revenues, product development expenses decreased to 5.5% for the quarter ended June 30,1999 from 7.8% in the 1999 period. During the quarter, the Company capitalized approximately $250,000 of product development expenses related to new product. Management generally expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Operating Income. For the quarter ended June 30, 1999, operating income increased by $343,000, or46.3%, to $1.1 million from $741,000 in the 1998 period. As a percentage of revenues, operating income increased to 19.8% from 15.2% in the 1998 period. The increase was due to the factors described above.

     Other Income and Expense. For the quarter ended June 30, 1999, interest income decreased by $67,000, or 13.6%, to $419,000 from $486,000 in the 1998 period. The decrease was the result of decreased interest earned on smaller cash and short term investment balances and lower interest rates on such investments.

     Income Taxes. For the quarter ended June 30, 1999, the Company had a tax provision of $600,000, as compared to a net tax benefit of $139,000 in the 1998 period. At December 31, 1998, the Company had substantially eliminated its deferred tax valuation allowance and accordingly is providing for taxes on its income.

     DISCONTINUED OPERATIONS:

     Effective June 30, 1999, the Company determined that it will discontinue its video-enhancement business segment, DigiVision. It is currently seeking buyers for DigiVision. Accordingly, DigiVision has been reclassified as a discontinued operation. In accordance with generally accepted accounting principles, the Company has estimated anticipated operating losses up to the date of disposition as well as anticipated losses on such disposition and has separately reflected such amounts in its statement of operations for the period ending June 30, 1999. At June 30, 1999, the Company recorded a charge to income of approximately $909,000, net of related taxes, to recognize estimated operating losses to date of disposition, write-off of remaining goodwill and estimated loss on such disposition.

     For the three months ended June 30, 1999 and June 30, 1998, revenues from DigiVision were $28,000 and $324,000, respectively, and operating losses, net of related taxes, for the same periods were $202,000 and $501,000, respectively.


             COMPARISON OF THE SIX-MONTH PERIOD ENDED JUNE 30, 1999
                   TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1998

     CONTINUING OPERATIONS:

     Revenues. For the six months ended June 30, 1999, revenues decreased by approximately $384,000, or 3.6%, to $10.4 million from $10.8 million for the six months ended June 30, 1998. Sales of IONSCAN7s and related products decreased by approximately $276,000, or 2.6%, due to a decrease in unit sales and a decrease in the average selling prices, offset in part by a 47.0% increase in the sale of consumables, spares and related services. Sales of specialty instruments were insignificant in both periods as were revenues from funded research and development.

     Gross Profit. For the six months ended June 30, 1999, gross profit decreased by approximately $281,000, or 4.3%, to $6.3 million from $6.5 million in the 1998 period. As a percentage of revenues, gross profit decreased to 60.1% in the six months ended June 30, 1999 from 60.6% in the 1998 period. The decrease in gross profit was primarily attributable to decreased sales.

     Selling, General and Administrative. For the six months ended June 30, 1999, selling, general and administrative expenses increased by approximately $261,000, or 7.2%, to $3.9 million from $3.6 million in the 1998 period. As a percentage of revenues, selling, general and administrative expenses decreased to 33.4% in the 1999 period from 37.2% in the 1998 period. Selling and marketing expenses were unchanged at $2.0 million. General and administrative expenses increased by $270,000 primarily as a result of increased payroll and related costs and expenses related to the Company's recently formed business development group. A significant portion of the expenses relating to the business development group resulted from a shifting of expense from production due to personnel re-alignment.

     Product Development. For the six months ended June 30, 1999, product development expenses increased by approximately $67,000, or 9.1%, to $807,000 from $740,000 in the 1998 period. As a percentage of revenues, product development expenses increased to 7.7% for the six months ended June 30,1999 from 6.8% in the 1998 period as a result of a higher level of internally funded new product and applications development activity. During the period, the Company capitalized approximately $250,000 of product development expenses related to new product. Management generally expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Operating Income. For the six months ended June 30, 1999, operating income decreased by approximately $609,000, or 27.7%, to $1.6 million from $2.2 million in the 1998 period. As a percentage of revenues, operating income decreased to 15.2% from 20.3% in the 1998 period. The decrease was due primarily to the factors described above.

     Other Income and Expense. For the six months ended June 30, 1999, interest income increased by $271,000, or 42.7%, to $906,000 from $635,000 in the 1998 period. The increase was the result of increased interest earned on larger cash and short term investment balances.

     Income Taxes. For the six months ended June 30, 1999, the Company had a tax provision of approximately $1.0 million as compared to a net tax benefit of $339,000 in the 1998 period. At December 31, 1998, the Company had substantially eliminated its deferred tax valuation allowance and accordingly is providing for taxes on its income.

DISCONTINUED OPERATIONS:

     Effective June 30, 1999, the Company determined that it will discontinue its video-enhancement business, DigiVision, and is currently seeking buyers for it. Accordingly, DigiVision has been reclassified as a discontinued operation. In accordance with generally accepted accounting principles, the Company has estimated anticipated operating losses up to the date of disposition as well as anticipated losses on such disposition and has separately reflected such amounts in its statement of operations for the period ending June 30, 1999. At June 30, 1999, the Company recorded a charge to income of approximately $900,000, net of related taxes, to recognize estimated operating losses to date of disposition, write-off of remaining goodwill and estimated loss on such disposition.

     For the six months ended June 30, 1999 and June 30, 1998, revenues from DigiVision were $352,000 and $324,000, respectively, and operating losses, net of related taxes, for the same periods were $344,000 and $501,000, respectively.

CAPITAL RESOURCES AND LIQUIDITY

     Cash used in operating activities was $837,000 in the six months ended June 30, 1999, as compared to cash provided by operating activities of $3.3 million for the same period in 1998. Cash used in operating activities in the six months ended June 30, 1999 resulted primarily from net increases in working capital balances partially offset by net income of $319,000, depreciation, amortization and changes in reserves of $752,000 and the losses attributable to the discontinued operation. Cash provided by operations in the six months ended June 30, 1998, resulted primarily from net income of $2.6 million, net decreases in working capital balances and write-off of acquired technology, partially offset by changes in reserves of $220,000.

     Cash provided by investing activities was $796,000 in the six months ended June 30, 1999, and cash used in investing activities was $15.9 million in the same period in 1998. Cash provided by investing activities in the six months ended June 30, 1999 resulted from the sale of $1.6 million of marketable securities, partially offset by the purchase of $725,000 of equipment. Cash used in investing activities in the six months ended June 30, 1998, resulted from the purchase of $14.6 million of marketable securities, the purchase of equipment and the purchase of DigiVision.

     Cash used in financing activities was $4.6 million in the six months ended June 30, 1999, and cash provided by financing activities was $25.3 million in the same period in 1998. Cash used in financing activities in the six months ended June 30, 1999 resulted from the repurchase of $4.7 million of the Company's common stock pursuant to the Company's previously announced stock repurchase program, partially offset by the exercise of options and warrants and the partial repayment of a stockholder loan. Cash provided by financing activities in the six months ended June 30, 1998, resulted primarily from the sale of the Company's common stock.

     The Company's capital expenditures in the six months ended June 30, 1999 aggregated approximately $725,000. Such expenditures consisted primarily of leasehold improvements and equipment. The Company believes that it will require approximately $500,000 in additional capital investment in tooling, equipment, and facility improvements for the remainder of 1999.

     The Company is currently renegotiating its $5.0 million unsecured credit facility with Fleet Bank, N.A. which is used for general working capital purposes, including the issuance of standby letters of credit. At June 30, 1999, $4.8 million was available under this Facility.

     At December 31, 1998, the Company had approximately $7.3 million of tax loss carryforwards to offset future taxable income in the U.S. and $2.1 million of expenses available to offset future taxable income in Canada.

     As of June 30, 1999, the Company had cash and cash equivalents of $14.2 million and marketable securities of $14.1 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of June 30, 1999, the Company had repurchased 972,500 shares at an aggregate cost of approximately $6.2 million.

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

     The Company has established a team to assess risk, identify and correct exposures when possible, and develop contingency plans for Year 2000 compliance issues. The Company has completed an assessment plan according to its timetable and expects to complete implementation of its action plan by September 30, 1999. To date, the committee has identified several areas of potential concern to the Company, most particularly the software and hardware used as part of its own information systems, the impact of Year 2000 problems on the operation of its products, both current and discontinued, the impact of Year 2000 issues on its vendors, the impact of Year 2000 issues as it affects the physical working environment in which the Company operates, the potential impact of Year 2000 problems on the markets that the Company sells into and finally, crisis planning.

     The Company has completed its review of the software and hardware systems used by the Company's information systems. The Company believes that with modifications to existing software and hardware and conversions to new software, its internal systems and hardware will be Year 2000 compliant.

     The Company has substantially completed a review of its IONSCAN(R) products and believes that Year 2000 issues will have no impact on the performance of its IONSCAN7 product line as the IONSCAN(R)'s functionality is not dependent on date or time references. The Company has sold many custom, one of a kind products other than the IONSCAN(R) over the years. It will investigate Year 2000 issues related to such products only when requested to do so by the end user. However, the Company believes that the functionality of those products is not dependent on date or time references.

     The Company has initiated formal communications with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues and is currently in the process of evaluating the replies. The Company intends to monitor the progress made by those parties, as well as monitor others with whom it does business as the Year 2000 approaches.

     The Company has reviewed the operating environment within which it functions to assess the Year 2000 risks relating to, among other things, its heating and air conditioning systems, security systems, communication systems and related hardware. The Company has determined that such systems are Year 2000 compliant. To the extent possible, it will also assess certain market risks to try and determine, the effects, if any, Year 2000 issues could have on its customers that would affect their ability to purchase and pay for the Company's products. Based on assessments made to date, the Company does not believe that Year 2000 issues will significantly alter demand for the Company's products.

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

     Because the Company is still in the process of assessing its Year 2000 issues, the Company cannot estimate the cost of achieving Year 2000 compliance at this time. However, based on the assessments conducted to date, the Company does not believe that the costs of achieving such compliance will be material to its results of operations or financial condition.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this Quarterly Report on Form 10-Q Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect," "plan," "predict," "may," "should," "will," the negative thereof and similar expressions are intended to identify forward-looking statements.

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

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Quarterly Report on Form 10-Q.

Part I - Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES



Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders

             (a) The 1999 Annual Meeting of Stockholders of the Company was held on May 12, 1999.

             (b)  - ((c) The matters voted on at the Annual Meeting of
                    Stockholders and the results of such voting were as follows:

             1) Election of Directors

                    Nominee                         For              Withheld
                    -------                         ---              --------
                    Stanley S. Binder         5,707,405                     0
                    John H. Davies            5,797,305                     0
                    John J. Harte             5,797,405                     0
                    Richard D. Condon         5,707,405                     0
                    John D. Abernathy         5,797,405                     0
                    James C. McGrath          5,797,405                     0
                    Lorraine M. Lavet         5,797,405                     0
                    Kenneth S. Wood           5,797,305                     0

             2) The adoption of an amendment to the Company's Stock Compensation Program to increase the number of shares of Common Stock available for grant thereunder from 600,000 to 1,100,000.

             FOR: 2,658,966; AGAINST: 673,226; ABSTAIN: 11,881;
             NOT-VOTED: 2,934,491


             3) Ratification of appointment of BDO Seidman, LLP as independent auditors of the Company's 1998 financial statements

             FOR: 6,023,463; AGAINST: 249,032; ABSTAIN: 6,069


     ITEM 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

     3.1 The Company's Certificate of Incorporation of the Company, as amended (previously filed as Exhibit 3.1A to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

     3.2 By-laws of the Company is (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 26, 1998 (File No. 0-3207) and incorporated herein by reference).

     27   Financial Data Schedule.


          (b) Reports on Form 8-K

              None

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BARRINGER TECHNOLOGIES INC.
   (Registrant)



/S/ STANLEY S. BINDER
---------------------
    Stanley S. Binder
    Chairman


/S/ RICHARD S. ROSENFELD
------------------------
     Richard S. Rosenfeld, Chief Financial Officer
     (Principal Accounting Officer)



Date: August 6, 1999

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS



Exhibit Number                                                         Page No.

        27.1                Financial Data Schedule                       20