Form 10-Q
period 1999-09-30
BARRINGER TECHNOLOGIES INC
filed 1999-11-02
CIK 10119

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT OF 1934


For the quarterly period ended   September 30, 1999

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------      --------
Commission file number    0-3207
                       ------------



                           BARRINGER TECHNOLOGIES INC.
                           ---------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

         DELAWARE                                            84-0720473
-------------------------------                     ----------------------------
(STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION
 OR ORGANIZATION)                                    INCORPORATION NUMBER)


                  30 TECHNOLOGY DRIVE, WARREN, NEW JERSEY 07059
                 -----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 222-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

            ---------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
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

     Common stock, $0.01 par value -- outstanding as of October 29, 1999 -- 6,907,502 shares.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                      INDEX


                                                                  Page No.
Part I  Financial Information

  Item 1. Financial Statements

         - Consolidated Balance Sheets as of September 30, 1999
         (unaudited) and December 31, 1998.........................  3

         - Consolidated Statements of Operations (unaudited) for
         the three months and nine months ended September 30, 1999
         and 1998..................................................  5

         - Consolidated Statement of Stockholders' Equity and
         Comprehensive Income (unaudited) for the nine months
         ended September 30, 1999..................................  7

         - Consolidated Statements of Cash Flows (unaudited) for
         the three months and nine months ended September 30, 1999
         and 1998..................................................  8

         - Notes to Consolidated Financial Statements..............  9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..................... 11

  Item 3. Quantitative and Qualitative Disclosures About Market
          Risk .................................................... 16

Part II  Other Information:

  Item 6. Exhibits and Reports on Form 8-K ........................ 17


Signatures ........................................................ 18


Index to Exhibits ................................................. 19

Part I.   Financial Information
          Item 1. Financial Statements


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                         September 30,        December 31,
                                                    1999                1998
                                               -------------        ------------
                                                (unaudited)
Current assets:

 Cash and cash equivalents                       $19,791,000         $18,802,000

 Marketable securities                             6,311,000          15,606,000

 Accounts receivable, less
  allowances of $383,000 and $626,000              9,139,000           6,502,000

 Inventories                                       5,540,000           3,943,000

 Prepaid expenses and other                        1,370,000           1,111,000

 Deferred tax asset (note 2)                       2,642,000           3,092,000
                                                 -------------------------------
 Total current assets                             44,793,000          49,056,000

Property and equipment                             2,896,000           2,349,000

Other assets                                         565,000           1,239,000
                                                 -------------------------------
     Total assets                                $48,254,000         $52,644,000
                                                 ===============================

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY               September 30,    December 31,
                                                      1999              1998
                                                   -------------- --------------
Current liabilities:                                (unaudited)


 Accounts payable                                       $894,000     $1,169,000

 Accrued liabilities                                     730,000      1,073,000

 Accrued payroll and related taxes                     1,259,000      1,005,000
 Income taxes payable                                         -         112,000
                                                   -----------------------------
    Total current liabilities                          2,883,000      3,359,000


Non-current liabilities                                  139,000        145,000
                                                   -----------------------------


     Total liabilities                                 3,022,000      3,504,000
                                                   -----------------------------



Stockholders' equity:


Convertible preferred stock, $1.25 par value, 1,000,000 shares authorized, none outstanding

Preferred stock, $2.00 par value, 4,000,000 shares authorized:

  270,000 shares designated class A convertible
   preferred stock, 35,000 and 39,000 shares
   outstanding less discount of $27,000
   and $30,000, respectively                              43,000         47,000

  730,000 shares designated class B convertible           45,000         45,000
   preferred stock, 22,500 shares outstanding


Common stock, $.01 par value, 20,000,000 shares
  authorized, 7,866,000 and 7,851,000 shares
   outstanding, respectively                              79,000         79,000


Additional paid-in capital                            54,776,000     54,693,000

Accumulated deficit                                   (3,325,000)    (4,359,000)

Foreign currency translation                            (796,000)      (786,000)
                                                   -----------------------------
                                                      50,822,000     49,719,000


Less: common stock in treasury at cost, 907,000
 and 92,000 shares, respectively                      (5,590,000)      (579,000)
                                                   -----------------------------

  Total stockholders' equity                          45,232,000     49,140,000
                                                   -----------------------------
Total liabilities and stockholders' equity          $ 48,254,000   $ 52,644,000
                                                   =============================

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                             --------------------     -------------------
                                               1999         1998        1999        1998
                                             --------------------     -------------------

Revenues                                     $  5,304    $  3,075    $ 15,733    $ 13,888

Cost of revenues                                2,314       1,107       6,472       5,368
                                             --------------------     -------------------
       Gross profit                             2,990       1,968       9,261       8,520
                                             --------------------     -------------------
Operating expenses:


       Selling, general and administrative      1,874       1,653       5,750       5,268

       Product development                        340         475        1147       1,215

                                                2,214       2,128       6,897       6,483
                                             --------------------     -------------------
           Operating income (loss)                776        (160)      2,364       2,037
                                             --------------------     -------------------
Other income (expense):

       Interest income                            343         523       1,248       1,158

       Other, net                                  43         (25)         85         (74)
                                             --------------------     -------------------
                                                  386         498       1,333       1,084
                                             --------------------     -------------------
           Income from continuing
           operations before income tax
           provision (benefit)                  1,162         338       3,697       3,121

Income tax provision (benefit)                    442        (195)      1,405        (545)
                                             --------------------     -------------------
           Income from continuing
           operations                             720         533       2,292       3,666

Discontinued operation (note 4)


           Loss from operations, net of
           tax benefit of  $0, $210 and $0       --          (108)       (344)       (619)

           Loss on disposition, net of
           tax  benefit of $555                  --            --        (909)         --
                                             --------------------     -------------------
                                                    0        (108)     (1,253)       (619)
                                             --------------------     -------------------
           Net Income                             720         425       1,039       3,047

Preferred stock dividend requirements              (2)         (2)         (7)         (7)
                                             --------------------     -------------------
           Net income attributable to
           common stockholders               $    718    $    423    $  1,032    $  3,040
                                             ====================     ===================


                 See notes to consolidated financial statements.

                                   (Continued)

                     BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                      (UNAUDITED)
                                      (continued)


                                                  Three Months Ended          Nine months Ended
                                                     September 30,              September 30,
                                              -------------------------     ---------------------
                                                  1999        1998           1999        1998
                                              -------------------------     ---------------------
Basic earnings per common share
    (note 3)

    Continuing operations                     $     0.10     $     0.07     $    0.31     $     0.52

    Discontinued operation -- loss from               -           (0.01)        (0.05)         (0.09)
     operations

    Discontinued operation -- loss on                -              -           (0.12)            -
     disposition
                                              -------------------------     ------------------------

                                               $    0.10     $     0.06      $   0.14     $     0.43
                                              =========================     ========================

Diluted earnings per common share
    (note 3)

    Continuing operations                      $    0.10     $     0.06      $   0.29     $     0.48

    Discontinued operation -- loss from              -            (0.01)        (0.04)         (0.08)
     operations

    Discontinued operation -- loss on                -               -          (0.12)             -
     disposition
                                              -------------------------     ------------------------
                                               $    0.10     $     0.05      $   0.13     $     0.40
                                              =========================     ========================

Weighted average common and common
 equivalent shares outstanding:


      Basic                                        6,982          7,719         7,269          6,992
                                              =========================     ========================
      Diluted                                      7,518          8,313         7,859          7,687
                                              =========================     ========================

                    See notes to consolidated financial statements.



                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                  Class A         Class B
                                                                 Preferred       Preferred
                                             Common Stock          Stock           Stock
                                            ---------------   --------------  --------------
                              Total Equity  Shares   Amount   Shares  Amount  Shares  Amount
                              ---------------------------------------------------------------
Balance - January 1, 1999       $   49,140   7,851  $    79       39  $   47      23  $   45

  Net income                         1,039

 Translation adjustment                (10)

    Comprehensive Income

 Exercise of stock options and
    warrants                            77      14

  Conversion of preferred                0       1               (4)     (4)
    stock

  Repurchase of common stock        (5,074)

  Sale of treasury stock, net
    of notes receivable ($97)            0


  Dividend on preferred stock           (5)

  Repayment of stockholder              65
    loan
                                ------------------------------------------------------------
Balance - September 30, 1999    $   45,232   7,866  $    79       35  $   43      23  $   45
                                ============================================================


                                Paid-in   Deficit    Translation      Treasury   Comprehensive
                                Capital*              Adjustment       Stock        Income
                               ---------------------------------------------------------------

Balance - January 1, 1999       $ 54,693  $(4,359)    $   (786)      $ (579)

  Net income                                1,039                               $      1,039

 Translation adjustment                                    (10)                          (6)
                                                                                ------------
    Comprehensive Income                                                        $      1,033
                                                                                ============
 Exercise of stock options and
    warrants                          77

    Conversion of preferred            4
      stock

  Repurchase of common stock                                         (5,074)

  Sale of treasury stock, net
     of notes receivable ($97)       (63)                                63


  Dividend on preferred stock                  (5)

   Repayment of stockholder            65
    loan
                                -----------------------------------------------
Balance - September 30, 1999    $ 54,776  $(3,325)    $   (796)     $(5,590)
                                ===============================================

----------
*    At September 30, 1999, net of notes receivable of $1,515 from the sale of stock.


                    See notes to consolidated financial statements.

                     BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS) (UNAUDITED)


                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                         ------------------     ------------------

   OPERATING ACTIVITIES                                   1999       1998        1999       1998
                                                         -----------------      ------------------
   Net Income                                             $720       $425        $1,039    $3,047

   Items not affecting cash:
          Depreciation and amortization                    175        109           619       335
          Deferred tax provision (benefit)                 300       (200)          450      (750)
          Inventory and accounts receivable
          reserves                                          27         79           185       183
          Loss from discontinued operation                   -           -        1,253         -
          Write-off of acquired technology                   -           -            -       435
          Other                                             47       (204)           (5)     (278)
   Increase in non-cash working capital balances
   -continuing operations                               (2,167)    (1,407)       (5,473)     (890)
                                                       -------------------      ------------------
          Cash provided by (used in) operating
          activities - continuing operations              (898)    (1,198)       (1,932)    2,082
          Net cash used in discontinued operation         (384)         -          (187)        -
                                                       -------------------      ------------------
             Cash provided by (used in) operating
             activities                                 (1,282)    (1,198)       (2,119)    2,082
                                                       -------------------      ------------------
   INVESTING ACTIVITIES
   Purchase of equipment and other                        (488)      (204)       (1,213)     (662)
   Purchase of DigiVision and related costs                  -          -            -       (821)
   Sale (purchase) of marketable securities              7,774      2,026         9,295   (12,603)
                                                       -------------------      ------------------
             Cash provided by (used in) investing
             activities                                  7,286      1,822         8,082   (14,086)
                                                       -------------------      ------------------
   FINANCING ACTIVITIES
   Proceeds on sale of common stock, net of $2,393
     of offering costs                                       -           -            -    25,207
   Warrant and option exercises                              -           -           40       204
   Payment of dividends on preferred stock                   -           -           (5)       (5)
   Repayment from (loan to) employees                        -       (500)           65      (500)
   Acquisition of treasury stock                          (374)    (1,540)       (5,074)   (1,540)
   Reduction in bank debt and other                          -           -            -       (67)
                                                       -------------------      ------------------
           Cash provided by (used in) financing
             activities                                   (374)    (2,040)       (4,974)   23,299
                                                       -------------------      -----------------
   Increase (decrease) in cash and cash equivalents      5,630     (1,416)          989    11,295
   Cash and cash equivalents at beginning of period     14,161     20,899        18,802     8,188
                                                       -------------------      -----------------
   Cash and cash equivalents at end of period          $19,791    $19,483       $19,791   $19,483
                                                       ===================      =================

   CHANGES IN COMPONENTS OF NON-CASH  WORKING CAPITAL
   BALANCES RELATED TO CONTINUING OPERATIONS
   Accounts receivable                                 $(1,496)      $684       $(2,766)   $3,034
   Inventories                                             931     (1,114)       (1,935)   (1,687)
   Other current assets                                     21       (223)         (303)     (153)
   Accounts payable and accrued liabilities             (1,623)      (754)         (469)   (2,084)
                                                       -------------------      -----------------
   Increase in non-cash working capital
      balances - continuing operations                 $(2,167)   $(1,407)      $(5,473)    $(890)
                                                       -------------------      -----------------
   Cash paid during the period for income taxes            $74       $249          $310      $450
                                                       ===================      =================

                    See notes to consolidated financial statements.

                 See notes to consolidated financial statements.
                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the three months and nine months ended September 30, 1999 and 1998, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1998. This report should be read in conjunction therewith. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

2. At September 30, 1999, a valuation allowance has been provided for certain limitations applied to the net operating loss carryforward of a subsidiary. At September 30, 1999, the net deferred tax asset of $2,642,000 included approximately $445,000 and $2,197,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 1999 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

3. Basic and diluted earnings per share for continuing operations for the three months and nine months ended September 30, 1999 and 1998, respectively, have been computed as follows:


                                             For the three months end      |    For the nine months ended
                                                 September 30, 1999        |        September 30, 1999
                                   ----------------------------------------|----------------------------------
                                         Income         Shares       Per   |   Income       Shares        Per
                                       (Numerator)  (Denominator)   Share  | (Numerator) (Denominator)   Share
                                                                   Amount  |                            Amount
                                                                           |
Basic Earnings Per Share                                                   |
                                                                           |
   Income attributable to                                                  |
     common stockholders from                 718        6,982    $  0.10  |     1,032          7,269    $  0.14
     continuing operations                                        =======  |                             =======
                                                                           |
Effect of dilutive securities                                              |
                                                                           |
   Warrants and options                                    516             |                      570
                                                                           |
   Convertible preferred                                                   |
     dividend requirements                      2           20             |         7             20
                                   ---------------------------             |    ---------------------
Diluted Earnings Per Share                                                 |
                                                                           |
    Income attributable to                                                 |
     common stockholders                                                   |
     and assumed conversions                                               |
     from continuing operations        $      720        7,518    $  0.10  | $   1,039          7,859    $  0.13
                                   =============================================================================


                               For the three months ended         |    For the nine months ended
                                   September 30, 1998             |      September 30, 1998
                               -----------------------------------|------------------------------------
                                                                  |
                                  Income        Shares       Per  |     Income        Shares       Per
                               (Numerator)  (Denominator)   Share |  (Numerator) (Denominator)    Share
                                                           Amount |                              Amount
                               -----------------------------------|------------------------------------
                                                                  |
Basic Earnings Per Share                                          |
                                                                  |
   Income attributable to                                         |
     common stockholders                                          |
     from continuing operations       533          7,719  $  0.07 |     3,666           6,992   $  0.52
                                                          ======= |                             =======
Effect of dilutive securities                                     |
                                                                  |
   Warrants and options                              572          |                       673
                                                                  |
     Convertible preferred                                        |
     dividend requirements              2             22          |         7              22
                               -------------------------          |    ----------------------
Diluted Earnings Per Share                                        |
                                                                  |
    Income attributable to                                        |
     common stockholders                                          |
     and  assumed conversions                                     |
     from continuing operations $     535          8,313  $  0.06 |   $ 3,673           7,687   $  0.48
                               ========================================================================


4. Effective June 30, 1999, the Company determined that it will discontinue its video-enhancement business segment (`DigiVision") and began seeking buyers for DigiVision. Accordingly, DigiVision has been reclassified as a discontinued operation on the Company's financial statements. In accordance with generally accepted accounting principles, the Company has estimated anticipated operating losses up to the date of disposition as well as anticipated losses on such disposition and has separately reflected such amounts in its statement of operations for the period ending September 30, 1999.

        For the nine months ended September 30, 1999 and September 30, 1998, revenues from DigiVision were $407,000 and $659,000 , respectively, and for the three months ended September 30, 1999 and September 30, 1998, revenues from DigiVision were $55,000 and $332,000, respectively.

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

                                PERCENTAGE OF REVENUES






                                                THREE MONTHS       NINE MONTHS
                                               ENDED SEPT. 30,   ENDED SEPT. 30,
                                                1999      1998     1999    1998
                                                ----      ----     ----    ----
  STATEMENT OF OPERATIONS DATA:
  Revenues...............................       100.0    100.0    100.0   100.0
  Cost of revenues.......................        43.6     36.0     41.1    38.7
                                              ----------------------------------
  Gross profit...........................        56.4     64.0     58.9    61.3
  Selling, general and administrative
    expenses ..............................      35.4     53.8     36.6    37.9
  Product development.....................        6.4     15.4      7.3     8.7
                                              ----------------------------------
  Operating income (loss) ................       14.6     (5.2)    15.0    14.7
  Other income, net......................         7.3     16.2      8.5     7.8
  Income tax (provision) benefit ........        (8.3)     6.3     (8.9)    3.9
                                              ----------------------------------
  Income from continuing operations ......       13.6     17.3     14.6    26.4
  Preferred stock dividend requirements..           *        *        *       *
                                              ----------------------------------
  Income attributable to common
     stockholders from continuing operations     13.6     17.3     14.6    26.4
                                              ==================================
* less than 0.1%

      COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE
                   THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

     CONTINUING OPERATIONS:

     REVENUES. For the quarter ended September 30, 1999, revenues increased by approximately $2.2 million, or 72.5%, to $5.3 million from $3.1 million for the quarter ended September 30, 1998. Sales of IONSCAN(R)s and related products increased by approximately $2.3 million, or 78.8%, due to an increase in the number of IONSCAN(R)s sold along with increases in the sale of consumables, spares and related services, offset in part by a decrease in average selling prices due to competitive pressures. The increase in unit sales during the third quarter of 1999 was primarily due to sales to the Federal Aviation Administration pursuant to an order received in June 1999. Sales of specialty instruments were insignificant in both quarters as were revenues from funded research and development. The Company anticipates that, as a result of continuing competitive pressure and technological innovation, average selling prices of IONSCAN(R)s will continue to decline.

     GROSS PROFIT. For the quarter ended September 30, 1999, gross profit increased by approximately $1.1 million, or 51.9%, to $3.0 million from $2.0 million in the 1998 period. As a percentage of revenues, gross profit decreased to 56.4% in the quarter ended September 30, 1999 from 64.0% in the 1998 period. The dollar increase in gross profit was due primarily to higher revenues during the three months ended September 30, 1999. The decrease in gross profit percentage was primarily attributable to a decrease in the average selling price of an IONSCAN(R) and lower international sales which generally carry higher margins. It is anticipated that average selling prices of IONSCAN(R)s will continue to decline.

    SELLING, GENERAL AND ADMINISTRATIVE. For the quarter ended September 30, 1999, selling, general and administrative expenses increased by approximately $221,000, or 13.4%, to approximately $1.8 million. As a percentage of revenues, selling, general and administrative expenses decreased to 35.4% in the 1999 period from 36.6% in the 1998 period. Selling and marketing expenses decreased by approximately $104,000 primarily due to recovery of certain marketing and selling expenses. General and administrative expenses increased by $325,000 primarily as a result of costs and expenses relating to the Company's business development group formed in late 1998, and increased payroll and payroll related costs. A significant portion of the expenses relating to the business development group resulted from a shifting of expense from manufacturing overhead due to personnel re-alignment.

     PRODUCT DEVELOPMENT. For the quarter ended September 30, 1999, product development expenses decreased by approximately $135,000, or 28.4%, to $340,000 from $475,000 in the 1998 period. As a percentage of revenues, product development expenses decreased to 6.4% for the quarter ended September 30,1999 from 15.4% in the 1998 period. During the quarter, the Company capitalized approximately $360,000 of product development expenses related to the new SABRE 2000 hand held trace detector introduced in October 1999. The SABRE 2000 incorporates proven IONSCAN detection technology into a small and lightweight portable package. Management generally expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     OPERATING INCOME. For the quarter ended September 30, 1999, operating income increased by $936,000 to $776,000 from a loss of $160,000 in the 1998 period. As a percentage of revenues, operating income increased to 14.6% from a negative 5.2% in the 1998 period. The increase was due to the factors described above.

     OTHER INCOME AND EXPENSE. For the quarter ended September 30, 1999, interest income decreased by $180,000, or 34.4%, to $343,000 from $523,000 in the 1998 period due primarily to the Company's stock repurchase program.. The decrease was the result of decreased interest earned on smaller cash and short term investment balances and lower interest rates on such investments.

     INCOME TAXES. For the quarter ended September 30, 1999, the Company had a tax provision of $442,000, as compared to a net tax benefit of $195,000 in the 1998 period.

     DISCONTINUED OPERATIONS:

     Effective June 30, 1999, the Company decided to discontinue its video-enhancement business segment, DigiVision, and to seek buyers for the business. Accordingly, DigiVision has been reclassified as a discontinued operation. In accordance with generally accepted accounting principles, the Company has estimated anticipated operating losses up to the expected date of disposition as well as anticipated losses on such disposition and has separately reflected such amounts in its statement of operations for the period ending June 30, 1999. At June 30, 1999, the Company recorded a charge to income of approximately $900,000, net of related taxes, to recognize estimated operating losses to the expected date of disposition, write-off of remaining goodwill and estimated loss on such disposition.

       COMPARISON OF THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

     CONTINUING OPERATIONS:

     REVENUES. For the nine months ended September 30, 1999, revenues increased by approximately $1.8 million, or 13.3%, to $15.7 million from $13.9 million for the nine months ended September 30, 1998. Sales of IONSCAN(R)s and related products increased by approximately $2.0 million, or 14.6%, due to an increase in unit sales and an increase in the sale of consumables, spares and related services, offset in part by a decrease in average selling price. Sales of specialty instruments were insignificant in both periods as were revenues from funded research and development. The Company anticipates that, as a result of continuing competitive pressure and technological innovation, average selling prices of IONSCAN(R)s will continue to decline.

     GROSS PROFIT. For the nine months ended September 30, 1999, gross profit increased by approximately $741,000, or 8.7%, to $9.3 million from $8.5 million in the 1998 period. As a percentage of revenues, gross profit decreased to 58.9% in the nine months ended September 30, 1999 from 61.3% in the 1998 period.

     SELLING, GENERAL AND ADMINISTRATIVE. For the nine months ended September 30, 1999, selling, general and administrative expenses increased by approximately $482,000, or 9.1%, to $5.8 million from $5.3 million in the 1998 period. As a percentage of revenues, selling, general and administrative expenses decreased to 36.6% in the 1999 period from 37.9% in the 1998 period. Selling and marketing expenses decreased by approximately $113,000 primarily due to the recovery of certain selling and marketing expenses. General and administrative expenses increased by $595,000 primarily as a result of increased payroll and related costs and expenses related to the Company's business development group formed in late 1998. A significant portion of the expenses relating to the business development group resulted from a shifting of expense from production due to personnel re-alignment.

     PRODUCT DEVELOPMENT. For the nine months ended September 30, 1999, product development expenses decreased by approximately $68,000, or 5.6%, to approximately $1.1 million from approximately $1.2 million in the 1998 period. As a percentage of revenues, product development expenses decreased to 7.3% for the nine months ended September 30,1999 from 8.7% in the 1998 period . During the period, the Company capitalized approximately $600,000 of product development expenses related to the new SABRE 2000 hand held trace detector introduced in October 1999. The SABRE 2000 incorporates proven IONSCAN detection technology into a small and lightweight portable package. Management generally expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     OPERATING INCOME. For the nine months ended September 30, 1999, operating income increased by approximately $327,000, or 16.1%, to $2.4 million from $2.0 million in the 1998 period. As a percentage of revenues, operating income increased to 15.0% from 14.7% in the 1998 period. The increase was due primarily to the factors described above.

     OTHER INCOME AND EXPENSE. For the nine months ended September 30, 1999, interest income decreased by approximately $90,000, or 7.8%, to $1.2 million from $1.1 million in the 1998 period due primarily to the Company's stock repurchase program. The decrease was the result of a decrease in interest earned on lower cash and short term investment balances.

     INCOME TAXES. For the nine months ended September 30, 1999, the Company had a tax provision of approximately $1.4 million as compared to a net tax benefit of $545,000 in the 1998 period.

DISCONTINUED OPERATIONS:

     Effective June 30, 1999, the Company decided to discontinue its video-enhancement business segment, DigiVision, and to seek buyers for the business. Accordingly, DigiVision has been reclassified as a discontinued operation. In accordance with generally accepted accounting principles, the Company has estimated anticipated operating losses up to the expected date of disposition as well as anticipated losses on such disposition and has separately reflected such amounts in its statement of operations. For the nine months ended September 30, 1999, the Company recorded a charge to income of approximately $900,000, net of related taxes, to recognize estimated operating losses to the expected date of disposition, write-off of remaining goodwill and estimated loss on such disposition.

CAPITAL RESOURCES AND LIQUIDITY

     Cash used in operating activities was $2.1 million in the nine months ended September 30, 1999, as compared to cash provided by operating activities of $2.1 million for the same period in 1998. Cash used in operating activities in the nine months ended September 30, 1999 resulted primarily from net increases in working capital balances partially offset by net income of $1.0 million and depreciation, amortization and changes in reserves aggregating $800,000. Cash provided by operations in the nine months ended September 30, 1998 resulted primarily from net income of $3.0 million, and depreciation, amortization and changes in reserves and non-cash write-offs aggregating $203,000, partially offset by net increases in working capital balances.

     At September 30, 1999, the Company had receivables of approximately $5.7 million dollars (of total receivables of $9.1 million) due from the FAA that was beyond the Company's normal payment terms. The delay in payment is the result of the failure of an FAA third party vendor over which the Company has no control, to provide the FAA with certain required documentation in a timely fashion. The Company has taken appropriate action with the FAA and expects to receive payment in the fourth quarter. There is no dispute concerning the amounts due and the FAA has acknowledged that the equipment is in place and operating to its satisfaction.

    Cash provided by investing activities was $8.1 million in the nine months ended September 30, 1999, and cash used in investing activities was $14.1 million in the same period in 1998. Cash provided by investing activities in the nine months ended September 30, 1999 resulted from the sale of $9.3 million of marketable securities, partially offset by the purchase of $1.2 million of equipment. Cash used in investing activities in the nine months ended September 30, 1998 resulted from the purchase of $12.6 million of marketable securities, the purchase of equipment and the purchase of DigiVision.

     Cash used in financing activities was $5.0 million in the nine months ended September 30, 1999, and cash provided by financing activities was $23.3 million in the same period in 1998. Cash used in financing activities in the nine months ended September 30, 1999 resulted from the repurchase of $5.1 million of the Company's common stock pursuant to the Company's previously announced stock repurchase program, partially offset by the exercise of options and warrants and the partial repayment of a stockholder loan. Cash provided by financing activities in the nine months ended September 30, 1998, resulted primarily from the sale of the Company's common stock.

     The Company's capital expenditures in the nine months ended September 30, 1999 aggregated approximately $1.2 million. Such expenditures consisted primarily of leasehold improvements, equipment and costs related to the development of the Company's SABRE 2000 product. The Company believes that it will require approximately $350,000 in additional capital investment in tooling, equipment, and facility improvements for the remainder of 1999.

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. to be used for general working capital purposes, including the issuance of standby letters of credit. At September 30, 1999, $4.8 million was available under this Facility.

     At December 31, 1998, the Company had approximately $7.3 million of tax loss carryforwards to offset future taxable income in the U.S and $2.1 million of expenses available to offset future taxable income in Canada.

     As of September 30, 1999, the Company had cash and cash equivalents of $19.8 million and marketable securities of $6.3 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of September 30, 1999, the Company had repurchased 1,049,000 shares at an aggregate cost of approximately $6.7 million.

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

     The Company has established a team to assess risk, identify and correct exposures when possible, and develop contingency plans for Year 2000 compliance issues. The Company has completed its assessment of Y2K risk and has identified several areas of potential concern to the Company, most particularly the software and hardware used as part of its own information systems, the impact of Year 2000 problems on the operation of its products, both current and discontinued, the impact of Year 2000 issues on its vendors, the impact of Year 2000 issues as it affects the physical working environment in which the Company operates, the potential impact of Year 2000 problems on the markets that the Company sells into and finally, crisis planning.

    The Company has completed its review of the software and hardware systems used by the Company's information systems. The Company believes that with minor modifications to existing software and hardware and conversions to new software, its internal systems and hardware will be Year 2000 compliant . The Company expects to complete these modifications before year-end.

     The Company has completed a review of its IONSCAN(R) products and believes that Year 2000 issues will have no impact on the performance of its IONSCAN(R) product line as the IONSCAN(R)'s functionality is not dependent on date or time references. The Company has sold many custom, one of a kind products other than the IONSCAN(R) over the years. It will investigate Year 2000 issues related to such products only when requested to do so by the end user. However, based upon its internal review, the Company believes that the functionality of those products is not dependent on date or time references.

     The Company has communicated with its significant suppliers, customers, and critical business partners to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. Based upon those results, the Company is currently evaluating its risks as relates to each responder and what action, if any, it needs to take in each case. The Company continues to take steps to monitor the progress made by those parties, and intends to monitor others with whom it does business as the Year 2000 approaches.

     The Company has reviewed the operating environment within which it functions to assess the Year 2000 risks relating to, among other things, its heating and air conditioning systems, security systems, communication systems and related hardware. The Company has determined that such systems are Year 2000 compliant. To the extent possible, it will also assess certain market risks to try and determine, the effects, if any, Year 2000 issues could have on its customers that would affect their ability to purchase and pay for the Company's products. Based on its assessments, the Company does not believe that Year 2000 issues will significantly alter demand for the Company's products.

     The Company has developed a crisis plan to deal with certain critical Year 2000 "what if" situations should they arise. The Company currently expects that it will either shift supply orders to suppliers that can demonstrate Year 2000 compliance or will stockpile significant supplies of critical components as January 1, 2000 approaches. The Company believes, however, that due to the widespread nature of potential Year 2000 issues, the contingency planning process is an ongoing one which may require further modifications as the Company obtains additional information regarding the Company's state of preparedness and the status of third party Year 2000 readiness.

     The Company believes that the actions it has taken to date will allow it to be Year 2000 compliant in a timely manner. There can be no assurances, however, that the Company's internal systems and products or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure to achieve Year 2000 compliance or to have appropriate contingency plans in place to deal with any noncompliance could result in a significant disruption of the Company's operations and could have a material adverse effect on the Company's financial condition, results of operations, liquidity and future prospects.

     The Company estimates the cost of achieving Year 2000 compliance will not be material to its results of operations or financial condition.

     The final costs of compliance and the dates on which the Company believes it will complete its Year 2000 modifications, are based on managements best estimates, based upon many different assumptions of future events and other factors. However, there can be no assurances that the Company's estimates will be achieved and actual results could differ from those anticipated.

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

BARRINGER TECHNOLOGIES INC.  (Registrant)

/s/ STANLEY S. BINDER
-------------------------------------------------
    Stanley S. Binder, Chairman



/s/ RICHARD S. ROSENFELD
-------------------------------------------------
    Richard S. Rosenfeld, Chief Financial Officer
    (Principal Accounting Officer)



Date: November 1, 1999

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS

Exhibit Number                                                        Page No.

         27.1     Financial Data Schedule                                20