Form 10-K
period 1999-12-31
BARRINGER TECHNOLOGIES INC
filed 2000-03-24
CIK 10119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 1999

                         Commission File Number: 0-3207


                           Barringer Technologies Inc.
                         (Name of issuer in its charter)


                Delaware                                              84-0720473
(State or Other Jurisdiction of Incorporation or                (I.R.S. Employer
Organization)                                                Identification No.)

                      30 Technology Drive, Warren, NJ 07059
          (Address, Including Zip Code, of Principal Executive Offices)

                                (908) 222 - 9100
                           (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

   The aggregate market value of voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, is $22,012,000 as of March 1, 2000.

State the number of shares of each of the issuer's classes of common stock, outstanding as of the latest practicable date.

                                               Outstanding as of March 1, 2000
                                               -------------------------------
   Common Stock, $.01 par value                          7,221,002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.   Business......................................................       3
Item 2.   Properties....................................................       9
Item 3.   Legal Proceedings.............................................       9
Item 4.   Submission of Matters to a Vote of Security Holders...........       9

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters......      10
Item 6.   Selected Financial Data.......................................      11
Item 7.   Management's Discussion and Analysis..........................      12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....      16
Item 8.   Financial Statements and Supplemental Data....................      16
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures....................................      17

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant............      18
Item 11.  Executive Compensation........................................      19
Item 12.  Security Ownership of Certain Beneficial Owners and
           Management...................................................      24
Item 13.  Certain Relationships and Related Transactions................      26


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..........................................      26

Signatures .............................................................      30

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

     Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the development and growth of markets for the Company's products, the Company's dependence on and the effect of governmental regulations on demand for the Company's products, the impact of both foreign and domestic governmental budgeting decisions and the timing of governmental expenditures, the reliance of the Company on its IONSCAN(R) and SABRE 2000 products, and the dependency of the Company on its ability to successfully develop and market new products applications, the effects of competition, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Other factors may be described from time to time in the Company's filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Form 10-K.

General

     The Company was incorporated under the laws of the State of Delaware on September 7, 1967.

     The Company is the world's leading manufacturer (based on units sold) of high sensitivity equipment used for detecting and identifying trace amounts of plastic and other explosives and illegal drugs. The Company designs and produces products that employ a proprietary application of ion mobility spectrometry ("IMS") technology that can detect and identify targeted compounds in amounts smaller than one-billionth of a gram in approximately six seconds. The Company's current principal products, the IONSCAN(R), a portable desktop system, and the SABRE 2000(R), a handheld particle and vapor system, are used in explosives detection and drug interdiction applications. As of December 31, 1999, the Company had sold over 1,500 IONSCAN(R) units in 53 countries.

     The markets for the Company's IONSCAN(R) currently include aviation security, other transport security, facilities protection, forensics, military, corrections, customs and law enforcement. The Company's customers include the Federal Aviation Administration (the "FAA"), the U.S. Air Force, the U.S. Coast Guard, the U.S. Drug Enforcement Agency (the "DEA") and the Federal Bureau of Investigation (the "FBI"), as well as customs agencies in France, Canada, Australia and Japan and various prison facilities in the U.S. and elsewhere. The IONSCAN(R) is also installed at over 75 airports and transportation centers in countries throughout the world, including Gatwick Airport and Heathrow Airport in the United Kingdom and Kuala Lumpur
Airport in Malaysia, as well as the Eurotunnel. In the United States alone, there are approximately 400 IONSCAN(R)s installed in 64 airports such as John F. Kennedy International Airport and Chicago O'Hare International Airport. The Company believes that its principal competitive advantages are the detection capability, reliability, versatility, cost effectiveness, ease of use, portability and after-market service of the its products. These advantages enable the IONSCAN(R) to be used both in lieu of and in conjunction with bulk imaging technologies, such as enhanced x-ray and computer aided tomography ("CATSCAN").

     The Company believes that many of the markets it serves are experiencing substantial growth, principally in reaction to heightened safety concerns caused by the threat of terrorism and increased public awareness of drug-related criminal activity. The Company believes that the deployment of advanced detection equipment, such as the IONSCAN(R), will continue to increase as the acceptance of using such equipment to combat these concerns increases. During 1999, the Company received orders totaling $7.7 million from the FAA as part of the FAA's publicly announced intention to further deploy advanced detection technology at the nation's larger airports. In addition, during 1997, 1998 and 1999, the Company sold a number of IONSCAN(R)s to the U.S. Air Force for use in securing certain U.S. Air Force bases in the U.S. and abroad.

     The Company believes that there are numerous potential applications for its trace detection technology that can be applied to new markets with greater revenue and profit potential. The Company has developed a long-term strategic plan designed to develop a variety of platforms and new applications in order to expand into diversified markets. The Company has now completed the development of three new platforms, with two additional platforms expected to be introduced during the year 2000. The Company expects that these five platforms will enable the Company to grow its business more rapidly by expanding its product lines, not only in its core markets but also, more significantly, in new markets of substantially greater size. These new markets include chemical warfare agent detection, both for military and civilian preparedness, as well as the detection of bacteria and other contaminants for the food, life sciences and healthcare industries.

Market Overview

     Explosives Detection

     In the past several years, a number of events have contributed to increased public concern regarding the threat of terrorism and have focused government attention on the limited effectiveness of x-ray and metal detection equipment and on the need for advanced explosives detection technology. As a result, several advanced technologies have been adapted for use in explosives detection applications. These technologies include bulk imaging techniques, such as enhanced x-ray and CATSCAN, as well as trace detection techniques, such as IMS, gas chromatography and chemiluminescence. Enhanced bulk imaging techniques offer certain advantages over conventional x-ray technology, but are generally expensive to deploy (as much as $1.0 million per installation), are non-portable and generally reject a large number of objects as a result of perceived anomalies that are later determined not to be explosives. By comparison, trace detection equipment is capable of detecting and identifying minute amounts of chemical substances, is generally more portable and less expensive than bulk imaging equipment and has an extremely low false alarm rate.

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

     The development and deployment of advanced explosives detection technology is being driven by recent government initiatives in the United States and elsewhere in the world. For example, in response to the recommendations of the White House Commission on Aviation Safety and Security (the "Gore Commission"), in October 1996, the U.S. Congress appropriated $144 million for the procurement of advanced explosives detection technology and an additional $100 million for fiscal year 2000, which the FAA is using to deploy such technology in an expanded number of the 400 busiest U.S. airports.

     Trace detection technology has a broad range of other explosives detection uses, including other transport security, facilities protection, forensics, military and law enforcement. Government agencies, military forces and private businesses have deployed trace detection equipment at facilities, such as the World Trade Center, military bases, embassies and public utilities, such as nuclear power plants, that are perceived as potential targets of terrorist attacks. Law enforcement agencies, such as the FBI and the New York City Police Department, and military forces also use trace detection technology for forensic purposes. For example, the IONSCAN(R) was used in connection with the investigations of the crash of EgyptAir 990 and TWA Flight 800 and the 1995 Oklahoma City bombing.

     Drug Interdiction

     As a result of increased illegal drug usage, particularly among children under 18, a heightened public awareness of drug-related criminal activity generally, and the use of more sophisticated techniques by drug traffickers, government agencies have increased their spending on drug interdiction efforts. The use of conventional x-ray scanning, random searches and canines has had limited success in suppressing illegal drug trafficking. Accordingly, customs and law enforcement agencies have turned to advanced detection technology to assist in their drug detection and interdiction efforts. For example, the U.S. Coast Guard has deployed trace detection equipment onboard its ships to search vessels at sea for illegal drugs. Similarly, prisons in the U.S. and elsewhere are employing trace detection equipment to reduce drug use.

Other Products

     During the second quarter of 1999, the Company introduced a Gas Chromatography-IONSCAN(R) ("GC-IMS") which is a fully transportable field screening instrument that combines the technology of the IONSCAN(R) with the separation capabilities of a gas chromatograph. This product provides dual analysis capability for improved resolution and quantitative results.

     The Company has developed and in the fourth quarter of 1999, introduced the SABRE 2000 which is a small lightweight handheld detector capable of detecting a variety of substances, including explosives, narcotics, and chemical warfare agents. Like the IONSCAN(R), the SABRE is programmed to simultaneously detect and identify over thirty individual substances, providing an audio visual alarm to the operator when one of the programmed substances is detected. The SABRE can analyze both vapor and particle samples in a matter of seconds. At approximately half the price of the IONSCAN(R), and being a handheld product, the SABRE is expected to penetrate markets that require mobility, or may have limited budgets for buying new technology.

     In  addition,  the  Company  was  granted a license  from  Sandia  National
Laboratories ("Sandia") to commercialize a patented walk-through chemical detection portal that was developed for the FAA. The Company intends to market the portal during the second half of the year 2000, initially to the aviation security market and also expects to target sales of the portal to military and other security agencies. In addition, the Company believes that the portal will have applications for the detection of chemical warfare agents.

     Also during 1999, the Company received Phase II approval from the FAA for its automated luggage screening system. The Company successfully completed Phase I earlier in 1999 and under Phase II will prepare a detailed engineering design for the detection system. Phase II is expected to be completed by the end of the second quarter 2000.

Sales and Marketing

     The Company sells its products through a direct sales organization comprised of 34 sales and service employees located at its headquarters in New Jersey and at offices in Toronto, London, Paris and Kuala Lumpur. In addition, the Company utilizes a network of 53 independent sales and service representatives located in North America, Europe, the Middle East, Africa, Asia, South America and Australia. The Company's sales and marketing efforts typically involve extensive customer visits, demonstrations and field testing. Sales prospects generally are targeted by the Company or its independent sales representatives, although the Company also responds to requests for proposals.

     Once a sale is consummated, the Company provides training at a customer's location to teach operators how to use the IONSCAN(R), including proper sampling techniques. The Company generally provides a one-year parts and labor warranty on its instruments, although from time to time the Company has provided extended warranties. To date, the Company's warranty claims experience has not been significant.

     Currently, approximately 20% - 25% of the Company's revenues are from the sale of consumables, accessories, spare parts, service and maintenance contracts. As more units are operationally deployed, the Company believes that this revenue source will grow.

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

     For the years ended December 31, 1999 and 1998, the FAA accounted for approximately 48.3% and 48.1%, respectively, of consolidated revenues of the Company. For the year ended December 31, 1997, two customers accounted for approximately 27.8% (14.8% and 13%) of consolidated revenues of the Company.

Backlog

     The Company measures its backlog of instrument revenues as orders for which contracts or purchase orders have been signed, but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within three weeks of receiving an order. The Company follows the practice of manufacturing to a sales forecast in order to have inventory available to meet anticipated demand promptly. As a result, the Company has not historically maintained a material backlog of orders for its instruments and, in the ordinary course of business, intends to have sufficient inventory of product on hand to allow shipment upon receipt of an order. However, depending on the size and timing of customer orders, the Company may, from time to time, have a backlog of orders. At December 31, 1999, 1998 and 1997, the Company had backlog of $1.1 million, $750,000 and none, respectively. It is expected that the Company's backlog will ship by June 30, 2000.

Manufacturing and Assembly

     The Company assembles its products from components supplied to it by various suppliers and parts manufactured internally. Once an instrument is assembled, it is "burned in" for a period of time to assure that it is functioning properly. After successful completion of this procedure, the instrument is ready for shipment to a customer.

     Although many of the basic components of the instruments, such as integrated circuits, resistors, capacitors, liquid crystal displays and other similar components, are readily available from a number of sources, the Company typically purchases such components from single suppliers. A limited number of components and sub-assemblies are manufactured for the Company, pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. To date, the Company has not experienced any material difficulty in obtaining any components or sub-assemblies.

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

     The Company also competes with the use of canines to locate the presence of explosives or drugs. Although canines have a highly developed sense of smell and are able to follow a trail, the Company believes that its detectors are more effective and cost-efficient than canines in most applications, because they can operate 24 hours a day, have greater selectivity than canines and can identify the composition of the substance detected.

Government Regulation

     Although the Company's business is not subject to significant government regulation, government regulation plays a large role in determining the demand for the detectors. In the U.S. and most foreign countries, the aviation industry is highly regulated and authorities, such as the FAA in the U.S., have the ability to recommend or mandate use of enhanced explosives detection equipment.

Product Development

     The Company spent $2.7 million, $2.2 million and $1.6 million, on product development activities for the years ended December 31, 1999, 1998 and 1997, respectively, of which $324,000, $386,000 and $849,000, respectively, were funded under various grants and contracts. Substantially all of the Company's product development activities have related to the development and enhancement of the Company's IMS technology and the development of new products.

     During 1999, the Company completed the development of three new platforms, the Model 400B, the GC-IMS and the SABRE 2000. See "Other Products" above. The Company currently expects to complete two additional platforms during the year 2000.

Patents, Trademarks and Proprietary Rights

     Certain of the technology used in the Company's products is licensed by the Company from the Canadian government as described below. While the Company holds patents relating to certain components, systems and techniques used in its products and while certain other elements of its products are protected by other intellectual property rights, the Company has no comprehensive patent or similar exclusive intellectual property right covering its products in their entirety. In addition, the basic IMS technology used in the Company's products is not proprietary and is available in the public domain. Accordingly, present and potential competitors could use such basic technology to duplicate the performance of the IONSCAN(R) products.

     The initial development of the IONSCAN(R) was funded in part by Transport Canada and Revenue Canada. Pursuant to an agreement with the Canadian government, the Company has a worldwide license to use certain unpatented technology developed from such work and pays Revenue Canada a royalty equal to 1.0% of IONSCAN(R) product sales. The initial term of this license agreement expired on March 31, 1999. However, the Company has entered into an agreement with Revenue Canada, pursuant to which the Company has obtained the right to renew such licensing arrangement on a year-by-year basis for up to ten additional years. Revenue Canada has retained the right to use the technology and to produce products incorporating such technology although, to date, Revenue Canada has not attempted to do so.

Employees

     As of December 31, 1999, the Company had 134 full-time employees, of whom 53 were engaged in manufacturing, 30 were engaged in product development activities and 51 were engaged in sales, service and general administration. 17 employees have advanced degrees (including 12 doctorates). None of the Company's employees is represented by a union, and the Company considers its relationships with its employees to be satisfactory.

Financial Information about Geographic Data and Export Sales

     For information with respect to financial information about geographic data and export sales, reference is made to the information set forth in Note 10 to the Consolidated Financial Statements of the Company included herein.

Item 2.  Properties.

     The Company does not own any real property and currently conducts its operations at the following leased premises:

                                                                        Approx-
                                                                         imate
                                                                        Square          Annual                Lease
          Location                      Description of Facility         Footage       Lease Cost           Expiration
          --------                      -----------------------         -------       ----------           ----------
30 Technology Drive                 Corporate headquarters,               28,128         $387,000        June 2008 (1)
Warren, New Jersey                  research, sales, customer
07059                               support, assembly and
                                    warehousing

1730 Aimco Boulevard                Research, manufacturing               28,380         $ 76,000     September 2005 (2)
Mississauga, Ontario,               and assembly, sales,
Canada L4W 1V1                      customer support and
                                    administrative

Village Fret BAT-3453               Sales and customer                     2,500         $ 43,000        February 2001
BP 10614-4                          support
Rue du Te 95724, Roissy C.D.G.
France

Unit 3 at Manor Royal               Sales and customer                     1,560         $ 22,000          July 2001
Crawley, West Sussex                support
England RH10 2QU

No. 21-1 Jalan 3176 D               Sales and customer                     1,200         $ 14,000        November 2000
Desa Pandah                         support
55100 Kuala Lumpur
Malaysia

(1) On July 1, 2003, the annual lease cost will increase based upon the increase in the Revised Consumer Price Index during the first 5 years of the lease, with a minimum increase of 2% and a maximum increase of 5% per year.

(2) Increases to $115,000 on September 1, 2000.

Item 3.  Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock has been included in the Nasdaq Stock Market under the symbol "BARR." The following table sets forth, for the periods indicated, the high and low sales price information for the Common Stock as reported on the Nasdaq Stock Market.

                                                          High           Low
                                                          ----           ---
Fiscal 1998
  First quarter                                         $15 1/4        $11 5/8
  Second quarter                                         13 1/2          8 1/2
  Third quarter                                           9 7/8          6
  Fourth quarter                                          9 1/8          5

Fiscal 1999
  First quarter                                         $10 9/16       $ 5 13/16
  Second quarter                                          7 1/2          5 1/4
  Third quarter                                           6 1/2          5
  Fourth quarter                                          7 1/8          4 7/8

Fiscal 2000
  First quarter (through March 20, 2000)                $ 7 11/16      $ 4 13/32

     On March 20, 2000, the last reported sale price of the Common Stock on the Nasdaq Stock Market was $6.75 per share. As of March 20, 2000, the Company had approximately 557 stockholders of record.

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

                     RECENT SALES OF UNREGISTERED SECURITIES

     In January 1999, the Company sold 10,000 shares of Common Stock to one of its Directors at a purchase price of $9.75 per share, the closing price of the Common Stock on the date of sale. Substantially all of the purchase price for the shares of Common Stock sold was paid in the form of a five-year non-recourse promissory note secured by a pledge of the underlying Common Stock. There was no underwriter for this issuance. The shares of Common Stock were not registered under the Securities Act of 1933, as amended, in reliance on the exemption contained in Section 4(2) thereof.

Item 6. Selected Financial Data

                       Summary Consolidated Financial Data
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Year Ended December 31,
                                   --------------------------------------------------------
                                     1995        1996        1997        1998        1999
                                   --------    --------    --------    --------    --------
Consolidated Statements of
 Operations Data (1):
  Revenues                         $  6,374    $ 10,923    $ 22,689    $ 19,689    $ 20,155
  Gross profit                        2,773       5,560      13,681      12,368      11,551
  Operating income (loss) from
    continuing operations              (886)      1,596       4,995       2,565       2,383
  Income tax (provision)
    benefit                            --           391         371       1,107      (1,468)
  Income (loss) from
    continuing operations            (1,178)      2,059       5,754       5,258       2,578
  Net income (loss)                    (827)      2,059       5,754       4,431       1,278
  Preferred stock dividends             (82)        (39)        (12)        (10)         (9)
  Net income (loss)
    attributable to common
    stockholders                       (909)      2,020       5,742       4,421       1,269
  Income (loss) per common
    share from continuing
    operations (diluted)           $  (0.39)   $   0.46    $   0.92    $   0.69    $   0.33
  Net income (loss) per
    common share (diluted)         $  (0.28)   $   0.46    $   0.92    $   0.58    $   0.16
  Weighted average common
    shares outstanding (diluted)      3,283       4,440       6,257       7,612       7,752


Consolidated Balance Sheet Data:
  Working capital                  $    370    $ 14,271    $ 19,664    $ 45,697    $ 41,969
  Current assets                      3,672      16,624      24,037      49,056      44,882
  Total assets                        4,735      17,323      25,608      52,644      48,765
  Current liabilities                 3,302       2,353       4,373       3,359       2,913
  Long-term liabilities                 108         117         121         145         599
  Stockholders' equity                1,325      14,853      21,114      49,140      45,253

(1) Amounts for the year ending December 31, 1998, have been restated to reflect DigiVision as an operation held for sale. DigiVision was acquired on April 30, 1998 and sold December 16, 1999.

Item 7.  Management's Discussion and Analysis

Results of Operations

     The following table sets forth certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the periods indicated.

                                                      Year Ended December 31,
                                                    --------------------------
                                                     1997      1998      1999
                                                    ------    ------    ------
Consolidated Statements of Operations Data
Continuing operations:
Revenues                                             100.0%    100.0%    100.0%
Cost of revenues                                      39.7      37.2      42.7
                                                    ------    ------    ------
Gross profit                                          60.3      62.8      57.3
                                                    ------    ------    ------
Operating expenses:
Selling, general and administrative                   35.1      38.1      33.4
Business development                                  --         2.6       4.6
Product development                                    9.7       9.1       7.5
                                                    ------    ------    ------
Total operating expenses                              38.3      49.8      45.5
                                                    ------    ------    ------
Operating income                                      22.0      13.0      11.8
Other income, net                                      1.7       8.1       8.3
Income tax (provision) benefit                         1.6       5.6      (7.3)
                                                    ------    ------    ------
Income from continuing operations                     25.3      26.7      12.8
Preferred stock dividends                              --*       --*       --*
                                                    ------    ------    ------
Income from continuing operations
 attributable to common stockholders                  25.3%     26.7%     12.8%
                                                    ======    ======    ======

*    Less than 0.1%.

Comparison of the Fiscal Year Ended December 31, 1999 to the Fiscal Year Ended December 31, 1998

Continuing Operations:

     Revenues. For the fiscal year ended December 31, 1999 revenues increased by $466,000, or 2.4%, to $20.2 million from $19.7 million for the fiscal year ended December 31, 1998. Sales of IONSCAN(R)s and related products increased by $437,000, or 2.3%, due to an increase of 1.4% in the number of units sold and an increase of 46.3% in the sale of consumables and related products, offset in part by a 9.2% decrease in the average unit selling price. The increase in sales of consumables and related products was due to significant IONSCAN(R) sales to the aviation security market, primarily to the airlines whose usage is high. The decrease in average unit selling prices resulted primarily from increased competitive activity. The Company believes that competitive factors will continue to pressure gross margins in future periods.

     Gross Profit. For the fiscal year ended December 31, 1999, gross profit decreased by $817,000, or 6.6%, to $11.6 million from $12.4 million in 1998. As a percentage of revenues, gross profit decreased to 57.3% in the year ended December 31, 1999 from 62.8% in 1998. The decrease in gross profit percentage was primarily attributable to a decrease in the average unit selling price of the Company's IONSCAN(R) instruments that was only partially offset by reduced production costs.

     Selling, General and Administrative. For the fiscal year ended December 31, 1999, selling, general and administrative expenses decreased by approximately $771,000, or 11.4%, to $6.7 million from $7.5 million in 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 33.4% in the year ended December 31, 1999 from 38.1% in 1998. Selling and marketing expenses decreased by approximately $539,000, primarily due to a $115,000 recovery of certain marketing and selling expenses, reduced payroll and related costs associated with personnel transferred to the service department whose costs are recorded in cost of revenues and reduced sales and other meeting expenses. General and administrative expenses decreased by $232,000 primarily as a result of reduced bad debt expense and reduced incentive compensation, partially offset by increased payroll and related expense and increased occupancy expense.

     Business Development. For the fiscal year ended December 31, 1999, business development expenses increased by $415,000, or 80.1%, to $933,000 from $518,000 in 1998. The increase was attributable primarily to costs associated with a proposed acquisition that was not completed, additional payroll and related costs and investment banking fees.

     Product Development. For the fiscal year ended December 31, 1999, product development expenses decreased by $279,000, or 15.7%, to $1.5 million from $1.8 million in 1998. As a percentage of revenues, product development expenses decreased to 7.4% (13.3% when combined with funded research and development and capitalized costs) for the fiscal year ended December 31, 1999 from 9.0% (11.2% when combined with funded research and development) in 1998. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Operating Income. For the fiscal year ended December 31, 1999, operating income decreased by $182,000, or 7.1%, to $2.4 million from $2.6 million in 1998. As a percentage of revenues, operating income decreased to 11.8% from 13.0% in 1998. The decrease is due to the combination of factors noted above.

     Other Income and expense. For the fiscal year ended December 31, 1999, other income increased by $77,000, or 4.9%, to $1.7 million from $1.6 million in 1998. The increase was attributable primarily to an increase in foreign exchange gain, partially offset by reduced investment income.

     Income Taxes. For the fiscal year ended December 31, 1999, the Company had a tax provision of $1.5 million composed of net foreign taxes of $106,000 and US federal and state taxes of $1.4 million, as compared to a net tax benefit of $1.2 million in 1998.

     As of December 31, 1999, the Company had net operating loss carryforwards of approximately $5.8 million and $600,000 which will carry over to future years to offset U.S. federal and state taxable income, respectively. The substantial portion of the net operating loss carryforward will expire in the year 2010. In addition, the Company has approximately $2.2 million of excess expenses relating to its Canadian operations that can be used to offset future Canadian income.

Operation Sold:

     Effective June 30, 1999, the Company decided to dispose of its video-enhancement business, DigiVision, and on December 16, 1999 sold the business to certain members of DigiVision's senior management. Accordingly, amounts relating to DigiVision have been accounted for as discontinued operations and presented as an operation sold. See note 13 of Notes to Financial Statements for the details of the disposition.

Comparison of the Fiscal Year Ended December 31, 1998 to the Fiscal Year Ended December 31, 1997

Continuing Operations:

     Revenues. For the fiscal year ended December 31, 1998, revenues decreased by $3.0 million, or 13.2%, to $19.7 million from $22.7 million for the fiscal year ended December 31, 1997. Sales of IONSCAN(R)s and related products decreased by $2.5 million, or 11.8%, due to a decrease of 15.4% in the average unit selling price of an IONSCAN(R), offset in part by a slight increase in units sold. The increase in unit sales was due to significant IONSCAN(R) sales to the aviation security market, primarily to the FAA.

The decrease in average unit selling prices resulted primarily from increased competitive activity.

     Gross Profit. For the fiscal year ended December 31, 1998, gross profit decreased by $1.3 million, or 9.6%, to $12.4 million from $13.7 million in 1997. As a percentage of revenues, gross profit increased to 62.8% in the year ended December 31, 1998 from 60.3% in 1997. The improvement in gross profit percentage was primarily attributable to larger, more efficient production runs of the IONSCAN(R) and a related reduction in cost of materials due to higher volume purchases, offset in part by lower margins as a result of declining average unit selling prices.

     Selling, General and Administrative. For the fiscal year ended December 31, 1998, selling, general and administrative expenses decreased by approximately $463,000, or 5.8%, to $7.5 million from $7.9 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 38.1% in 1998 from 35.1% in 1997. Selling and marketing expenses decreased by approximately $528,000, primarily the result of fewer commissioned sales. General and administrative expenses increased by $65,000 primarily as a result of an increase in the provision for doubtful accounts and sales allowances, which were partially offset by reimbursement of certain expenses.

     Business  Development.   During  1998,  the  Company  formed  the  business
development group and incurred expenses, primarily travel and salaries and costs related thereto of approximately $518,000.

     Product Development. For the fiscal year ended December 31, 1998, product development expenses increased by $1.1 million, or 149%, to $1.8 million from $715,000 in 1997. As a percentage of revenues, product development expenses increased to 9.0% (11.0% when combined with funded research and development) for the fiscal year ended December 31, 1998 from 3.2% (6.9% when combined with funded research and development) in 1997 as a result of a higher level of internally funded new product development activity.

     Operating Income. For the fiscal year ended December 31, 1998, operating income decreased by $2.4 million, or 48.6%, to $2.6 million from $5.0 million in 1997. As a percentage of revenues, operating income decreased to 13.0% from 22.0% in 1997. The decrease is due to the combination of factors noted above.

     Other Income and expense. For the fiscal year ended December 31, 1998, other income increased by $1.2 million, or 300%, to $1.6 million from $388,000 in 1997. The increase was attributable to an increase in investment income of $1.2 million, or 265%, to $1.6 million as compared to $450,000 in 1997, primarily as a result of the investment of a portion of the net proceeds from the Company's April 1998 public offering.

     Income Taxes. For the fiscal year ended December 31, 1998, the Company had a net tax benefit of $1.1 million, composed of foreign taxes of $130,000 and state taxes of $146,000, offset by a $1.4 million deferred tax benefit. Such deferred tax benefit was due to an elimination of the deferred tax valuation allowance as a result of changes in management's estimates of the utilization of U.S. tax loss carryforwards caused primarily by improved operating results over the last three fiscal years.

Liquidity and Capital Resources

     Cash provided by operating activities was $663,000 in 1999, $2.8 million in 1998 and $2.0 million in 1997. Cash provided by operations in 1999 resulted primarily from net income of $1.3 million and $3.4 million in non-cash operating items, partially offset by net increases in working capital balances. The Company incurred increases in its accounts receivable working capital requirements as a result of slow payments from the FAA. It also incurred increases in its inventory working capital requirements due partially to the buildup of inventory for its new SABRE 2000 instrument and lower than anticipated sales during the fourth quarter of 1999. Cash provided by operations in 1998 resulted primarily from net income of $4.4 million, partially offset by $212,000 in non-cash operating items and by net increases in working capital balances. Cash provided by operations in 1997 resulted primarily from net income of $5.8 million, partially offset by $141,000 in non-cash operating items and by net increases in working capital balances.

     Cash provided by investing activities was $12.7 million during 1999 and resulted primarily from the sale of marketable securities of $14.4 million, partially offset by capital expenditures of $1.7 million. Cash used in investing activities was $15.4 million during 1998 and resulted primarily from the purchase of marketable securities, capital expenditures and the acquisition of DigiVision. Cash provided by investing activities during 1997 resulted primarily from the sale of marketable securities, partially offset by capital expenditures.

     Cash used in financing activities was $5.2 million during 1999 and was primarily the result of the acquisition of treasury stock aggregating $5.3 million. Cash provided by financing activities was $23.3 million during 1998 and resulted primarily from the net proceeds of the Company's public offering of common stock aggregating $25.2 million, offset in part by the purchase of treasury stock aggregating $1.5 million. Cash provided by financing activities during 1997 resulted primarily from the net proceeds of certain option and warrant exercises aggregating $430,000, offset in part by the repayment of indebtedness.

     The Company's capital expenditures in 1999 aggregated approximately $1.7 million. Such expenditures consisted primarily of leasehold improvements, production equipment, computer hardware and related software and cost related to the development of the Company's SABRE 2000 product. The Company believes that it will require approximately $750,000 in capital investment in additional tooling, equipment and facility improvements to meet its anticipated production levels for 2000.

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. to be used for general working capital purposes, including the issuance of standby letter of credit. At December 31, 1999, $4.8 million was available under this facility.

     The Company has approximately $5.8 million of tax loss carryforwards to offset future taxable income in the U.S and $2.2 million of expenses available to offset future taxable income in Canada.

     As of December 31, 1999, the Company had cash and cash equivalents of $26.9 million and marketable securities of $1.2 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     The Company's Board of Directors approved a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding common stock. As of December 31, 1999, the Company had repurchased 1,089,000 shares at an aggregate cost of approximately $6.9 million.

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

     The Company had established a team that assessed risk, identified and corrected exposures, and developed a contingency plan to deal with any Year 2000 compliance issues. As of March 1, 2000, the Company has not experienced any Year 2000 related problems with its software and hardware systems, with its products, with its significant suppliers, customers and critical business partners, or with its operating environment. Accordingly, the Company believes that Year 2000 issues no longer pose a threat to the Company's results of operations or financial condition.

     The Company's cost of achieving Year 2000 compliance was not material to its results of operations or financial condition.

Recent Pronouncements of the Financial Accounting Standards Board

     None applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to interest rate risk relates primarily to its investment portfolio. The primary objective of the Company's investment policy is to preserve principal while maximizing yields. The Company's investment portfolio consists of cash and cash equivalents and marketable securities consisting of a diverse mix of high credit quality securities, including U.S. government agency and corporate obligations, certificates of deposit and money market funds. The Company's portfolio has a weighted average maturity of 0.23 years, therefore changes in interest rate will not materially impact the Company's consolidated financial condition. However, such interest rate changes can cause fluctuations in the Company's results of operations and cash flows.

     The Company's $5 million unsecured credit facility has an interest rate based on the prime rate or LIBOR, at the Company's option. The Company currently has no borrowings outstanding under the unsecured credit facility. If the Company should draw down on the unsecured credit facility, interest rate fluctuations could have an impact on the Company's results of operations and cashflows.

     The Company's exposure to foreign currency exchange rate fluctuations is the result of operating throughout the world. The Company has several foreign subsidiaries whose financial statements are recorded in currencies other than U.S. dollars. As these foreign currency financial statements are translated at the end of each reporting period during consolidation, fluctuations in exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded as a component of accumulated comprehensive income within stockholders' equity. In addition, from time to time, the Company enters into sales transactions in currencies other than U.S. dollars. Accordingly, the Company may be impacted by changes in the exchange rate between the time the sale is recorded and the time the trade receivable is collected. Where appropriate, the Company may from time to time hedge these transactions against foreign currency fluctuations. During 1999, the Company did not engage in any hedging transactions. The impact of foreign exchange transactions is reflected in the statement of operations and has not been material.

Item 8.  Financial Statements and Supplemental Data.

     Financial statements are contained on pages F-1 through F-21.

Quarterly Results of Operations -

     The following table sets forth certain consolidated statements of operations data for each of the quarters in the two-year period ended December 31, 1999. These data are unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of this information in accordance with generally accepted accounting principles. See
Note 12 of Notes to Consolidated Financial Statements. On December 16, 1999, the Company sold its DigiVision operation, accordingly where appropriate, results have been re-stated. See Note 13 of Notes to Consolidated Financial Statements.

                                                                 Quarter Ended
                                -----------------------------------------------------------------------------------
                                Mar 31,   Jun 30,    Sep 30,    Dec 31,    Mar 31,    Jun 30,    Sep 30,    Dec 31,
                                 1998      1998       1998       1998       1999       1999       1999       1999
                                -------   -------    -------    -------    -------    -------    -------    -------
                                                          (In thousands, except per share data)
Revenues                        $ 5,948   $ 4,865    $ 3,075    $ 5,801    $ 4,953    $ 5,476    $ 5,304    $ 4,422
Cost of revenues                  2,435     1,826      1,107      1,953      1,960      2,198      2,314      2,132
                                -------   -------    -------    -------    -------    -------    -------    -------
  Gross profit                    3,513     3,039      1,968      3,848      2,993      3,278      2,990      2,290
                                -------   -------    -------    -------    -------    -------    -------    -------
Operating expenses:
  Selling, general and
    administrative                1,696     1,847      1,443      2,522      1,788      1,744      1,756      1,449
  Business development             --          72        210        236        194        150        118        471
  Product development               362       378        475        562        506        301        340        351
                                -------   -------    -------    -------    -------    -------    -------    -------
Total operating expenses          2,058     2,297      2,128      3,320      2,488      2,195      2,214      2,271
                                -------   -------    -------    -------    -------    -------    -------    -------
Operating income (loss) from
 continuing operations            1,455       742       (160)       528        505      1,083        776         19
Other (expense) income, net         136       449        498        503        502        447        384        330
Income tax (provision)benefit       200       150        195        562       (377)      (588)      (440)       (63)
                                -------   -------    -------    -------    -------    -------    -------    -------
Income from continuing
 operations                       1,791     1,341        533      1,593        630        942        720        286
Operation sold, net of tax         --        (511)      (108)      (208)      (130)    (1,123)      --          (47)
                                -------   -------    -------    -------    -------    -------    -------    -------
Net income                      $ 1,791   $   830    $   425    $ 1,385    $   500    $  (181)   $   720    $   239
                                =======   =======    =======    =======    =======    =======    =======    =======

Net income per common share*:
 Continuing operations:
  Basic                         $  0.32   $  0.17    $  0.07    $  0.21    $  0.08    $  0.13    $  0.10    $  0.04
                                =======   =======    =======    =======    =======    =======    =======    =======
  Diluted                       $  0.28   $  0.16    $  0.06    $  0.19    $  0.08    $  0.12    $  0.10    $  0.04
                                =======   =======    =======    =======    =======    =======    =======    =======

Net income:
  Basic                         $  0.32   $  0.11    $  0.06    $  0.18    $  0.06    $ (0.03)   $  0.10    $  0.03
                                =======   =======    =======    =======    =======    =======    =======    =======
  Diluted                       $  0.28   $  0.10    $  0.05    $  0.17    $  0.06    $ (0.03)   $  0.10    $  0.03
                                =======   =======    =======    =======    =======    =======    =======    =======

* The total of each year's quarterly results may not equal the reported results for the respective years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

                                    PART III

Item 10.  Directors and  Executive Officers of the Registrant

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors as of March 1, 2000.

             Name            Age                 Position
             ----            ---                 --------

Stanley S. Binder            58      Chairman of the Board and Chief Executive
                                     Officer

John H. Davies               63      Vice Chairman and Director, Chief Executive
                                     Officer of BRL

Kenneth S. Wood              48      President, Chief Operating Officer and
                                     Director

Richard S. Rosenfeld         53      Vice President-Finance, Chief Financial
                                     Officer, Treasurer and Secretary

John D. Abernathy            62      Director

Richard D. Condon            65      Director

John J. Harte                58      Director

Lorraine M. Lavet            39      Director

James C. McGrath             57      Director


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

     Mr. John H. Davies, Director since 1992. Mr. Davies joined the Company in October 1967 and has been Vice Chairman of the Company since May 1998. From January 1992 to May 1998 he served as Executive Vice President of the Company. He has been Chief Executive Officer of Barringer Research Ltd. since August 1989. He is a member of the Executive, Nominating and Technology and Strategic Planning Committees of the Board.

     Mr. Kenneth S. Wood, Director since 1999. Mr. Wood joined the Company in 1990 and has been President and Chief Operating Officer of the Company since May 1998. From January 1992 until May 1998, he served as Vice President of Operations of Barringer Instruments Inc. He served as Secretary of the Company from March 1993 until May 1998. He is a member of the Executive and Strategic Planning and Technology Committees of the Board.

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

     Mr. John J. Harte, Director since 1986. Mr. Harte is a certified public accountant and is President and CEO of Mid-Lakes Distributing Inc., a manufacturer and distributor of heating and air conditioning parts and equipment located in Chicago, Illinois. From 1991 until January 1997, Mr. Harte also was Vice President, Special Projects, of the Company. Mr. Harte also serves as a director and Chairman of the board of IBNET Inc., a global internet company. Mr. Harte is a member of the Audit and Finance, Executive Compensation, Strategic Planning and Technology, and Nominating Committees of the Board.

     Ms. Lorraine M. Lavet, Director since 1999. Ms. Lavet has been Chief Operating Officer of the American Electronics Association since September 1996. Prior thereto, from September 1994 to August 1996, Ms. Lavet was President and Chief Executive Officer of the Fairfax County Chamber of Commerce. She is a member of the Nominating and Technology and Strategic Planning Committees of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Exchange Act, the Company's directors, executive officers, and persons holding more than ten percent of the Company's Common
Stock are required to report their initial ownership of the Company's Common Stock and any changes in such ownership to the Securities and Exchange Commission. These persons are also required to furnish the Company with a copy of all Section 16(a) forms they file. The Company is obligated to disclose any failures to, on a timely basis, file such reports. To the Company's knowledge, based solely on a review of such reports and any amendments thereto which have been furnished to the Company, except as set forth below, the Company has not identified any reports that were not filed in a timely manner. Form 4s, relating to the granting of Directors Options pursuant to the 1997 Stock Compensation Program on May 12, 1999, for Messrs Abernathy, Condon, Harte, McGrath and Mrs. Lavet, were not timely filed.

Item 11.  Executive Compensation

     The following table sets forth a summary of all compensation paid for the last three fiscal years to the Chief Executive Officer of the Company and each of the other executive officers of the Company whose total annual salary and bonus are $100,000 or more (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                    Annual Compensation              Long-Term Compensation
                                                    -------------------              ----------------------
                                                                                            Securities
                                                                              Restricted    Underlying                All Other
         Name and               Fiscal   Salary    Bonus(1)   Other Annual       Stock       Options/        LTIP    Compensation
    Principal Position           Year     ($)        ($)     Compensation($)    Award(s)     SARs (#)     Payouts ($)   ($)(1)
    ------------------           ----   --------   --------  ---------------    --------     --------     -----------  ---------
Stanley S. Binder                1999   $260,000   $100,000        --              --            --            --      $ 89,385(3,4)
   Chairman and Chief            1998    250,000    182,000        --              --          87,500(2)       --        69,265
   Executive Officer             1997    200,000    350,000        --              --          67,500          --         9,500

John H. Davies*                  1999    152,888       --          --              --            --            --        38,232(4)
   Vice Chairman                 1998    149,782     46,000        --              --          34,000(2)       --        45,815
                                 1997    136,440    160,000        --              --          34,000          --         6,317

Kenneth S. Wood                  1999    170,625     65,000        --              --            --            --        28,670(3,4)
   President and Chief           1998    164,063     65,000        --              --          31,500(2)       --        29,040
   Operating Officer             1997    130,000    170,000        --              --          31,500          --         8,480

Richard S. Rosenfeld             1999    130,000     25,000        --              --            --            --        21,960(3,4)
   Vice President-Finance,       1998    125,000     34,000        --              --          27,300(2)       --        22,720
   Chief Financial Officer       1997    107,500    115,000        --              --          27,300          --         7,065

* Amounts converted to U.S. dollars at the average exchange rate for the respective year.

(1) Includes amounts contributed by the Company pursuant to the Company's tax-qualified 401(k) deferred compensation plan ("401(k) Plan"). The Plan provides for the Company to make matching contributions to the participants in the 401(k) Plan equal to 100% of the first 5.0% of a participant's salary contributed. Company contributions to the 401(k) Plan vest proportionately over a five-year period, commencing at the end of the participant's first year with the Company. Amounts paid during 1999 on behalf of the Named Executive Officers were $8,000, $7,656, $8,000 and $8,000 for Messrs. Binder, Davies, Wood and Rosenfeld, respectively.

(2)  Represents repricing of options previously granted.

(3) Includes premiums paid by the Company for term life insurance for Mr. Binder, Mr. Wood and Mr. Rosenfeld during 1999 in the amounts of $9,385, $1,118 and $1,560, respectively.

(4) Includes amounts accrued pursuant to the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). Amounts accrued during 1999 for the Named Executive Officers were $72,000, $30,576, $19,552, and $12,400 for Messrs. Binder, Davies, Wood and Rosenfeld, respectively.

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

Option Grants - No options were granted in 1999.

Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of stock options during 1999 and unexercised options held by such Named Executive Officers as of December 31, 1999.

                     Aggregated Option Exercises in 1999 and
                       Last Fiscal Year-End Option Values

                                                               Number of Unexercised
                                                               Securities Underlying              Value of Unexercised
                                                                   Options/SARs                   in-the-money Options
                             Shares                                at Year-End(#)                    at Year-End($)(1)
                           Acquired On        Value        -----------------------------     -----------------------------
         Name              Exercise(#)     Realized($)     Exercisable     Unexercisable     Exercisable  Unexercisable(2)
         ----              -----------     -----------     -----------     -------------     -----------  ----------------
Stanley S. Binder                  --              --        121,875            65,625        $332,094         $    --
John H. Davies                     --              --         78,000            25,500         272,323              --
Kenneth S. Wood                    --              --         67,875            23,625         232,504              --
Richard S. Rosenfeld               --              --         56,825            20,475         191,503              --

(1) Based on the closing price of $6.125 per share for the Common Stock as of December 31, 1999.

(2) Based on the closing price of $6.125 per share for the Common Stock as of December 31, 1999, none of these options were in the money at that date.

1997 Stock Compensation Program

     In May 1997, the Company adopted the Barringer 1997 Stock Compensation Program (the "Stock Compensation Program") in order to promote the interests of the Company, its direct and indirect present and future subsidiaries and its stockholders by providing eligible persons with the opportunity to acquire an ownership interest, or to increase their ownership interest, in the Company as an incentive to remain in the service of the Company. The Stock Compensation Program authorizes the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company (the "Employee Plans"). The Stock Compensation Program also authorizes automatic option grants to directors who are not otherwise employed by the Company (the "Independent Director Plan"). In connection with the Stock Compensation Program, 1,100,000 shares of Common Stock are reserved for issuance, of which up to 1,000,000 shares may be issued under the Employee Plans and up to 100,000 shares may be issued under the Independent Director Plan. The Stock Compensation Program is administered by the Executive Compensation Committee.

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

     Stock options exercisable for an aggregate of 310,600 shares of Common Stock are outstanding under the Employee Plans. These options expire 10 years after the date of grant and have a weighted average exercise price of $6.54 per share. Such options are exercisable annually in 25% increments beginning with the first anniversary of the date of grant. In addition, options exercisable for an aggregate of 15,000 shares of Common Stock are outstanding under the Independent Director Plan. Such options are exercisable one year from the date of grant, and expire five years from the date of grant and have an exercise price of $6.18 per share.

Exercise Program

     In 1991, the Board of Directors approved a stock option exercise program (the "Exercise Program"). The Exercise Program permits all employees of the Company and its subsidiaries who are granted stock options (pursuant to either qualified or non-qualified plans) to finance the exercise of such options by causing the Company to issue the shares underlying such options upon receipt by the Company from the employee of a full-recourse demand note evidencing indebtedness to the Company in an amount equal to the exercise price. Such loans, which are secured by the underlying shares of Common Stock, are interest-free for one year from the date on which the employee exercises his or her option, after which interest accrues at the prime rate, which rate is changed monthly. The loans are repaid with a portion of the proceeds from the sale of the Common Stock to be received by the employees upon the exercise of their options. As of March 1, 2000, Messrs. Binder and Wood were indebted to the Company in the approximate amounts of $146,870 and $13,050, respectively, for loans made pursuant to the Exercise Program. During 1999, the largest aggregate amount of indebtedness of Messrs. Binder and Wood pursuant to such loans were $211,870 and $13,050, respectively. The rate of interest charged on each such loan during 1999 was the prime lending rate charged by Summit Bank.

Employment Agreements

     Effective January 1,998, the Company entered into a five-year employment agreement with Mr. Binder, the Chairman and Chief Executive Officer of the Company (the "Employment Agreement"). Under the Employment Agreement Mr. Binder received a base salary of $260,000 for 1999. Mr. Binder's salary is subject to certain adjustments and to periodic increases as determined by the Board of Directors. In addition, Mr. Binder is entitled to receive up to a total of three special bonuses during the term of the Employment Agreement, in the amount of $65,000, $65,000 and $70,000, respectively, in the event that the Company's EBITDA (as defined in the Employment Agreement), exceeds certain targeted amounts for any fiscal year during the term of the Employment Agreement. Mr. Binder received the first two of these special bonuses in 1998 and 1999. Pursuant to the Employment Agreement, Mr. Binder is also entitled to participate in the Company's cash bonus plan and to participate in the SERP Plan. Also, under the terms of the Employment Agreement, in 1997, Mr. Binder received stock options covering 50,000 shares of Common Stock having an exercise price of $11.78 per share (equal to the fair market value on the date of grant). In the Employment Agreement, the Company has agreed to maintain a $1.0 million term life insurance policy for Mr. Binder's benefit. Mr. Binder is entitled to several perquisites, including a car allowance and reimbursement for the cost of certain financial planning services.

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

     Effective September 1, 1998, the Company entered into three-year employment agreements with each of Messrs. Wood and Rosenfeld, pursuant to which Messrs. Wood and Rosenfeld received annual base salaries in 1999 of $179,400 and $130,000, respectively, subject to periodic increases at the discretion of the Board of Directors. Under their employment agreements, Messrs Wood and Rosenfeld, are entitled to participate in any cash bonus plan maintained by the Company and to participate in the SERP Plan. In the employment agreements, the Company has agreed to maintain term life insurance policies for the benefit of each of them in an amount not less than four times Mr. Wood's base salary and not less than three times Mr. Rosenfeld's base salary. In the event that Messrs. Wood and/or Rosenfeld are terminated pursuant to a Without Cause Termination (as defined in the employment agreements), they are entitled to receive, among other things, their base salary as in effect at the time of such termination for a period of twelve months from the effective date of such termination. Upon the occurrence of a "change in control" of the Company, the employee will be entitled to receive the greater of his annual base salary pursuant to the employment agreement or his then current annual base salary for the remainder of the term (payable in a single lump sum). Both of the employment agreements also contain certain confidentiality, work-for- hire and non-competition provisions which continue in effect following the termination of the employee's employment by the Company.

Other Indebtedness of Management and Directors

     Senior executive officers and directors are indebted to the Company pursuant to the purchase, in December 1998 and January 1999, of shares of the Company's Common Stock in exchange for interest bearing five-year non-recourse promissory notes. As of December 31, 1999, Messrs. Binder, Davies, Wood,
Rosenfeld, Abernathy, Condon, Harte, Lavet and McGrath were indebted to the Company (including accrued interest)in the amounts of $438,294, $175,317, $201,615, $175,317, $87,658, $87,658, $87,658, $101,597, and $87,658.
respectively related to such loans.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 1, 2000, the number of shares of Common Stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock owned by each (i) Named Executive Officer, (ii) each director,
(iii) all directors and executive officers as a group and (iv) any person or entity known by the Company to own beneficially 5% or more of such securities. As of March 1, 2000, there were 7,221,002 shares of Common Stock, 34,698 shares of Class A Convertible Preferred Stock and 22,500 shares of Class B Convertible Preferred Stock issued and outstanding. As of that date, none of the officers and directors of the Company owned shares of the Company's Class A Convertible Preferred Stock or Class B Convertible Preferred Stock. To our knowledge, there is no 5% holder of the Class A Convertible Preferred Stock. The business address for all of the executive officers and directors of the Company is 30 Technology Drive, Warren, New Jersey 07059.

                                              Beneficial
                                               Ownership                           Beneficial
                                              of Class B                          Ownership of
                                              Convertible                         Common Stock
                                            Preferred Stock                          (1)(2)
                                        ------------------------           ----------------------------
                                        Number           Percent           Number               Percent
                                          of               of                of                   of
         Name                           Shares            Class            Shares                Class
         ----                           ------           -------           ------               -------
Stanley S. Binder(3)                                         --             238,011                 3.3%
John H. Davies(4)                         --                 --             169,232                 2.3
John J. Harte(5)                          --                 --              71,600                   *
Richard D. Condon(6)                      --                 --              44,000                   *
John D. Abernathy(7)                      --                 --              45,954                   *
James C. McGrath(8)                       --                 --              42,750                   *
Kenneth S. Wood(9)                        --                 --              94,511                 1.3
Lorraine M. Lavet                         --                 --              10,000                   *
Richard S. Rosenfeld (10)                 --                 --              90,861                 1.3

All directors and executive
  officers as a group
  consisting of nine
  (9) persons                             --                 --             806,919                10.9

Austin W. Marxe (11)                      --                 --             941,621                12.5
153 E. 53rd St
NY, NY 10022

William D. Witter,                        --                 --             834,300                11.6
153 East 53rd Street
New York, NY 10022

Benson Associates, LLC                    --                 --             528,600                 7.3
111 Southwest Fifth Avenue
Portland, OR 97204

Wentworth, Hauser & Violich               --                 --             413,395                 5.7
333 Sacramento Street
San Francisco, CA 94111

J O Hambro Capital Management
 (Holdings) Limited (12)                  --                 --             370,000                 5.1
10 Park Place
London SW1A 1LP England

Christopher H.B. Mills (12)               --                 --             370,000                 5.1
10 Park Place
London SW1A 1LP England

Dimensional Fund Advisors                 --                 --             370,900                 5.1
1299 Ocean Avenue
Santa Monica, CA 90401

Max Gerber (13)                         12,500               55.6%            4,447                   *
26 Broadway
New York, NY 10004-1776

Paul Spitzberg (14)                     10,000               44.4             3,558                   *
16 Whiteowl Road
Tenafly, NJ 07670

*    Less than 1%

(1) Assumes the exercise of all outstanding warrants for Common Stock, the conversion of each outstanding share of Class A Convertible Preferred Stock and Class B Convertible Preferred Stock into Common Stock and the exercise of all options exercisable within 60 days of March 1, 2000 for each person or entity.

(2)  Certain amounts shown are subject to adjustment in certain circumstances.

(3) Includes 21,875 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 and 12,500 shares of Common Stock issuable upon exercise of warrants owned by Mr. Binder. Excludes shares of Common Stock beneficially owned by SSF III of which Mr. Binder is an independent general partner. Mr. Binder disclaims any beneficial ownership of such shares.

(4) Includes 8,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 and 12,500 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Davies.

(5) Includes 16,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 owned by Mr. Harte.

(6) Includes 16,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 and 5,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Condon.

(7) Includes 16,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 and 2,500 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Abernathy.

(8) Includes 16,500 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 owned by Mr. McGrath.

(9) Includes 7,875 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 owned by Mr. Wood.

(10) Includes 6,825 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2000 and 5,000 shares of Common Stock issuable upon the exercise of warrants owned by Mr. Rosenfeld. Also includes 3,636 shares of Common Stock owned by Mr. Rosenfeld's child.

(11) Includes (i) 428,079 shares of Common Stock and 229,167 shares of Common Stock issuable upon the exercise of warrants owned by SSF III, (ii) 150,042 shares of Common Stock and 83,333 shares of Common Stock issuable upon the exercise of warrants owned by Special Situations Cayman Fund, L.P. (the "Cayman Fund"), and (iii) 51,000 shares of Common Stock owned by Special Situations Technology Fund, L.P. ("SST"). AWM Investment Company, Inc. ("AWM") is the sole general partner of the Cayman Fund and the sole general partner of MGP Advisors Limited ("MGP"), a general partner of SSF III. Mr. Marxe is the President and Chief Executive Officer of AWM and the principal limited partner of MGP. Accordingly, Mr. Marxe may be deemed to be the beneficial owner of all of the shares of Common Stock held by SSF III, the Cayman Fund and SSTF. Mr. Binder is an independent general partner of SSF
     III. Mr. Binder  disclaims  beneficial  ownership of all shares held by SSF
     III.

(12) Includes 250,000 shares of Common Stock held by American Opportunity Trust plc ("American Opportunity") and 120 shares of Common Stock held by the Trident North Atlantic Fund ("Trident"). J O Hambro Capital Management
     Limited ("Management"), a subsidiary of J O Hambro Capital Management (Holdings) Limited ("Holdings"), serves as co-investment adviser to American Opportunity and as investment adviser to Trident. Christopher H.B. Mills serves as a director of Management and Trident and as co-investment adviser to American Opportunity. Holdings, Management and American Opportunity, Trident and Mr. Mills have jointly filed a Schedule 13D with Lionheart Group, Inc. ("Lionheart"), the beneficial owner of 235,500 shares, but have not affirmed or disclaimed the existence of a group with Lionheart.

(13) Includes 4,447 shares of Common Stock issuable upon conversion of the Class B Convertible Preferred Stock.

(14) Includes 3,558 shares of Common Stock issuable upon conversion of the Class B Convertible Preferred Stock.

Item 13.  Certain Relationships and Related Transactions

     In July 1998, the Company made a $500,000 non-recourse loan to Mr. Binder. The loan is repayable on July 5, 2003 and bears interest at the rate of 5.68% per annum, payable annually. At December 31, 1999, interest in the amount of $42,920 has been accrued. Mr. Binder's obligation to repay the loan is secured by 49,000 shares of Common Stock. In addition, the Company has made certain loans to the Named Executive Officers and directors. See "Item. 11 Executive Compensation -- Exercise Program" and "Item 11. Executive Compensation -- Stock Purchase Program."

     Mr. Abernathy is currently the Executive Director of Patton Boggs, LLP, a Washington, D.C. law firm. During 1999, the Company retained Patton Boggs, LLP to represent the Company in various matters and has retained such firm in 2000.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) Exhibits.

Exhibit
  No.     Description                                                    Page
  ---     -----------                                                    ----

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

  10.1 Amended and Restated Employment Agreement, dated as of December 31, 1997, between the Company and Stanley S. Binder (previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (File No. 0-3207) and incorporated herein by reference).

  10.2 Employment Agreement, dated as of September 1, 1998, between the Company and Richard S. Rosenfeld (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

  10.3 Employment Agreement, dated as of September 1, 1998, between the Company and Kenneth S. Wood (previously filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

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

  10.7    Barringer  Technologies  Inc. Amended and Restated 1997
          Stock Compensation Program.

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

  10.10 Form of Warrant issued to Janney Montgomery Scott Inc. (previously filed as Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

  10.11 Lease, dated as of July 1, 1998, between the Company and Mt. Bethel Corporate Center (previously filed as
          Exhibit 10.12 to
          the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

  10.12 Lease, dated as of July 27, 1995, between Barringer Research Limited and Lehndorff Management Limited (previously filed as Exhibit 10.18 to the Company's Registration Statement on Form SB-2 (File No. 333-13703) and incorporated herein by reference).

  10.13   Barringer   Technologies  Inc.  Supplemental  Executive
          Retirement Plan as amended.

  10.14   The Merrill Lynch Non-Qualified  Deferred  Compensation
          Plan Trust  Agreement  between  Barringer  Technologies
          Inc. and Merrill Lynch Trust Company dated November 15,
          1999.

  10.15 Revolving Credit Note dated March 13, 1998 between the Company and Fleet Bank, (previously filed as Exhibit
          10.19 to the Company's Registration Statement on Form SB-2 (File No. 333- 33129) and incorporated herein by reference).

  10.16   Amended and Restated  Unlimited Guaranty of Payment and
          Performance  dated July 1, 1999 between the Company and
          Fleet Bank, N.A.

  10.17   Revolving  Credit Loan  Agreement  dated March 13, 1998
          amongst the Company, Barringer Instruments, Inc., Barringer Research Limited and Fleet Bank, N.A.
          (previously filed as Exhibit 10.21 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

  10.18 First Amendment to Revolving Credit Loan Agreement dated July 1, 1999 amongst the Company, Barringer
          Instruments, Inc., Barringer Research Limited and Fleet
          Bank, N.A.

  10.19 Stockholder Protection Rights Agreement, dated as of August 26,1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, including as Exhibit A the form of Rights Certificate and of Election to Exercise and as Exhibit B the form of
          Certificate  of  Designation   and  the  Terms  of  the
          Participating Preferred Stock of the Company (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 26,1998 (File No. 0-3207) and incorporated herein by reference).

  10.20 Pledge Agreement, dated as of July 6, 1998, made by StanleyS. Binder (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

  10.21 Non-Recourse Secured Promissory Note, dated July 6, 1998, made by Stanley S. Binder in favor of the Company (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998(file No.0-3207) and incorporated herein by reference).

  10.22   Form of Pledge Agreement  (previously  filed as Exhibit
          10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No.
          0-3207) and incorporated herein by reference).

  10.23 Form of Note for Executive Officers (previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

  10.24 Form of Note for Non-employee Directors (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

  21.1    List of the Company's Subsidiaries.

  23.1 Consent of BDO Seidman, LLP, independent certified public accountants.

  27.1    Financial Data Schedule for the year ended December 31,
          1999.


     (b) Reports on Form 8-K.

          None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BARRINGER TECHNOLOGIES INC.

                                                By: /s/ Stanley S. Binder
                                                   --------------------------
                                                     Stanley S. Binder, Chairman
                                                     and Chief Executive Officer

Dated: March 24, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                         Date
        ---------                        -----                         ----

/s/ Stanley S. Binder          Chief Executive Officer           March 24, 2000
-----------------------        and Director
Stanley S. Binder              (Principal Executive
                                Officer)


 /s/ John D. Abernathy         Director                          March 24, 2000
-----------------------
John D. Abernathy

 /s/ Richard D. Condon         Director                          March 24, 2000
-----------------------
Richard D. Condon

 /s/ John H. Davies            Director                          March 24, 2000
-----------------------
John H. Davies

 /s/ John J. Harte             Director                          March 24, 2000
-----------------------
John J. Harte

/s/ Lorraine Lavet             Director                          March 24, 2000
-----------------------
Lorraine Lavet

 /s/ James C. McGrath          Director                          March 24, 2000
-----------------------
James C. McGrath

/s/ Kenneth Wood               Director                          March 24, 2000
-----------------------
Kenneth Wood

/s/ Richard S. Rosenfeld      Vice President-Finance,            March 24, 2000
-------------------------
Richard S. Rosenfeld          Chief Financial Officer
                              and Treasurer
                              (Principal Financial Officer
                              and Principal Accounting Officer)

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements

Report of Independent Certified Public Accountants.......................    F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.............    F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1997, 1998 and 1999...................    F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1998 and 1999.......................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
  1997, 1998 and 1999....................................................    F-6

Notes to Consolidated Financial Statements...............................    F-7


Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts..........................   F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Barringer Technologies Inc.


     We have audited the accompanying consolidated balance sheets of Barringer Technologies Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Technologies Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                     BDO Seidman, LLP

Woodbridge, New Jersey
February 9, 2000

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                December 31,
                                                                         ---------------------------
                                                                           1998               1999
                                                                         --------           --------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                              $ 18,802           $ 26,933
  Marketable securities                                                    15,606              1,178
  Trade receivables, less allowances of $626 and $393 (note 11)             6,502              7,397
  Inventories (note 2)                                                      3,943              5,543
  Prepaid expenses and other                                                1,111              1,154
  Deferred tax asset (note 6)                                               3,092              2,677
                                                                         --------           --------
         Total current assets                                              49,056             44,882

Machinery and equipment, net (note 3)                                       2,349              2,309

Other (note 5)                                                              1,239              1,574
                                                                         --------           --------
                                                                         $ 52,644           $ 48,765
                                                                         ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  1,169           $  1,055
  Accrued liabilities                                                         904                228
  Accrued payroll and related taxes                                         1,005              1,122
  Accrued commissions                                                         127                175
  Unearned revenue                                                             42                314
  Foreign income taxes payable (note 6)                                       112                 19
                                                                         --------           --------
         Total current liabilities                                          3,359              2,913

Non-current liabilities                                                       145                286

Deferred tax liability (note 6)                                              --                  313

Commitments (notes 4 and 7)

Stockholders' equity (note 5):
  Convertible preferred stock, $1.25 par value, 1,000 shares
   authorized, none outstanding                                              --                 --
  Preferred stock, $2.00 par value, 4,000 shares authorized
   270 shares designated class A convertible preferred
    stock, 39 and 35 shares outstanding, respectively,
    less discount of $31 and $28, respectively                                 47                 42
   730 shares designated class B convertible preferred
    stock, 23 shares outstanding                                               45                 45
  Common stock, $0.01 par value, 20,000 shares authorized;
    7,851 and 7,865 shares issued, respectively                                79                 79
  Additional paid-in capital                                               54,693             54,776
  Accumulated deficit                                                      (4,359)            (3,090)
  Cumulative other comprehensive income (loss)                               (786)              (742)
                                                                         --------           --------
                                                                           49,719             51,110
  Less: common stock in treasury, at cost, 92 shares and
    958 shares, respectively                                                 (579)            (5,857)
                                                                         --------           --------
         Total stockholders' equity                                        49,140             45,253
                                                                         --------           --------
                                                                         $ 52,644           $ 48,765
                                                                         ========           ========


                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                        Year Ended December 31,
                                                             ----------------------------------------------
                                                               1997               1998               1999
                                                             --------           --------           --------
Revenues (note 11)                                           $ 22,689           $ 19,689           $ 20,155
Cost of revenues                                                9,008              7,321              8,604
                                                             --------           --------           --------

         Gross profit                                          13,681             12,368             11,551

Operating expenses:
  Selling, general and administrative                           7,971              7,508              6,737
  Business development                                           --                  518                933
  Product development                                             715              1,777              1,498
                                                             --------           --------           --------
         Total operating expenses                               8,686              9,803              9,168
                                                             --------           --------           --------

         Operating income                                       4,995              2,565              2,383

Other income (expense):
  Investment income                                               450              1,641              1,612
  Other, net                                                      (62)               (55)                51
                                                             --------           --------           --------
                                                                  388              1,586              1,663
                                                             --------           --------           --------

         Income from continuing operations
          before income tax provision (benefit)                 5,383              4,151              4,046

Income tax provision (benefit) (note 6)                          (371)            (1,107)             1,468
                                                             --------           --------           --------

         Income from continuing operations                      5,754              5,258              2,578

Operation Sold (note 13)
         Operating loss, net of tax benefit                      --                 (827)              (366)
          of $0, $202 and $188
         Disposition loss, net of tax benefit
          of $480                                                --                 --                 (934)
                                                             --------           --------           --------
                                                                 --                 (827)            (1,300)
                                                             --------           --------           --------

         Net income                                             5,754              4,431              1,278

Preferred stock dividends                                         (12)               (10)                (9)
                                                             --------           --------           --------

Net income attributable to common stockholders               $  5,742           $  4,421           $  1,269
                                                             ========           ========           ========

Basic earnings per common share (notes 1 and 14):
         Continuing operations                               $   1.05           $   0.74           $   0.36
         Operation sold - operating loss                         --                (0.12)             (0.05)
         Operation sold - disposition loss                       --                 --                (0.13)
                                                             --------           --------           --------
                                                             $   1.05           $   0.62           $   0.18
                                                             ========           ========           ========

Diluted earnings per common share (notes 1 and 14):
         Continuing operations                               $   0.92           $   0.69           $   0.33
         Operation sold - operating loss                         --                (0.11)             (0.05)
         Operation sold - disposition loss                       --                 --                (0.12)
                                                             --------           --------           --------
                                                             $   0.92           $   0.58           $   0.16
                                                             ========           ========           ========

Weighted average common and common
  equivalent shares outstanding:
  Basic                                                         5,456              7,153              7,181
                                                             ========           ========           ========
  Diluted                                                       6,257              7,612              7,752
                                                             ========           ========           ========

                 See notes to consolidated financial statements.

                           BARRINGER TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                        Cumulative
                                                         Class A        Class B                         comprehen-
                                      Common Stock      Pfd Stock      Pfd Stock   Additional             sive               Compre-
                            Total    ---------------------------------------------   Paid-in              income   Treasury  hensive
                           Equity    Shrs     Am't     Shrs   Am't     Shrs   Am't   Capital*   Deficit   (loss)     Stock    Income
                           ---------------------------------------------------------------------------------------------------------
Bal - January 1, 1997      $14,853   5,357   $   54     60   $   74    123  $  245   $29,430   $(14,522)  $ (415)  $   (13)
 Net income                  5,754                                                                5,754                      $5,754
 Translation adjustment        (42)                                                                          (42)               (42)
                                                                                                                             ------
 Comprehensive income                                                                                                        $5,712
                                                                                                                             ======
 Preferred stock conversion             41             (15)     (19)  (100)   (200)      219
 Issuance and exercise of
  stock options and
  warrants                     490      97        1                                      489
 Repayment stockholder loan     71                                                        71
 Preferred stock dividends     (12)                                                                 (12)
                           ------------------------------------------------------------------------------------------------
Bal - December 31, 1997     21,114   5,495       55     45       55     23      45    30,209     (8,780)    (457)      (13)
 Net income                  4,431                                                                4,431                      $4,431
 Translation adjustment       (329)                                                                         (329)              (329)
                                                                                                                             ------
 Comprehensive income                                                                                                        $4,102
                                                                                                                             ======
 Sale of securities net of
  expenses ($2,394)         25,211   2,300       23                                   25,188
 Preferred stock conversion              2              (6)      (8)                       8
 Issuance and exercise of
  stock options and
  warrants                     263      54        1                                      262
 Repurchase of common stock (1,540)                                                                                 (1,540)
 Sale of treasury stock,
  net of notes receivable
  of $1,281                                                                             (974)                          974
 Preferred stock dividends     (10)                                                                 (10)
                           ------------------------------------------------------------------------------------------------
Bal - December 31, 1998     49,140   7,851       79     39       47     23      45    54,693     (4,359)    (786)     (579)
 Net income                  1,278                                                                1,278                      $1,278
 Translation adjustment         44                                                                            44                 28
                                                                                                                             ------
 Comprehensive income                                                                                                        $1,306
                                                                                                                             ======
 Preferred stock conversion              1              (4)      (5)                       5
 Issuance and exercise of
  stock options and
  warrants                      76      13                                                76
 Repurchase of common stock (5,341)                                                                                 (5,341)
 Repayment stockholder loan     65                                                        65
 Sale of treasury stock,
  net of note receivable
  of $97                                                                                 (63)                           63
 Preferred stock dividends      (9)                                                                  (9)
                           ------------------------------------------------------------------------------------------------
Bal - December 31, 1999    $45,253   7,865   $   79     35   $   42     23   $  45   $54,776   $ (3,090)  $ (742)  $(5,857)
                           ================================================================================================


* At December 31, 1999 and 1998 net of notes receivable of $1,515 and $1,484, respectively, from the sale of stock.

                 See notes to consolidated financial statement.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          Year Ended December 31,
                                                    ------------------------------------
                                                      1997          1998          1999
                                                    --------      --------      --------
Net income                                          $  5,754      $  4,431      $  1,278
Items not affecting cash:
  Depreciation and amortization                          272           741           859
  Inventory and accounts receivable reserves             332           382           366
  Loss from operation sold                              --             827         1,300
  Write-off of acquired technology                      --             435          --
  Deferred (tax benefit) provision                      (775)       (1,586)          728
  Other                                                   30          (184)           35
Increase in non-cash working capital balances -
 continuing operations                                (3,655)       (1,465)       (3,555)
                                                    --------      --------      --------
    Cash provided by operating activities -
     continuing operations                             1,958         3,581         1,011
    Net cash used in operation sold                     --            (827)         (348)
                                                    --------      --------      --------
         Cash provided by operating activities         1,958         2,754           663
                                                    --------      --------      --------

Investing activities:
  Purchase of equipment and other                     (1,190)       (1,510)       (1,714)
  Sale of (investment in) marketable securities        1,829       (13,107)       14,428
  Purchase of Digivision and related costs              --            (821)         --
                                                    --------      --------      --------
         Cash provided by (used in) investing
           activities                                    639       (15,438)       12,714
                                                    --------      --------      --------

Financing activities:
  Decrease in bank debt and other                       (174)          (67)         --
  Proceeds on sale of equity securities, net             430        25,211          --
  Warrant and option exercises                          --             204            39
  Repayment from (loan to)employees                       71          (500)           65
  Acquisition of treasury stock                         --          (1,540)       (5,341)
  Payment of dividends on preferred stock                (12)          (10)           (9)
                                                    --------      --------      --------
         Cash provided by (used in)financing
       activities                                        315        23,298        (5,246)
                                                    --------      --------      --------

Increase in cash and cash equivalents                  2,912        10,614         8,131
Cash and cash equivalents--beginning of year           5,276         8,188        18,802
                                                    --------      --------      --------
Cash and cash equivalents--end of year              $  8,188      $ 18,802      $ 26,933
                                                    ========      ========      ========

Changes in components of non-cash working
  capital balances related to operations:
  Trade receivables                                 $ (4,433)     $    951      $ (1,013)
  Inventories                                         (1,065)         (567)       (2,130)
  Other current assets                                  (389)         (206)          (81)
  Other assets                                            38          --            --
  Accounts payable and accrued liabilities             2,194        (1,643)         (331)
                                                    --------      --------      --------
Increase in non-cash working capital balances       $ (3,655)     $ (1,465)     $ (3,555)
                                                    ========      ========      ========



                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements comprise the accounts of the Company and all of its subsidiary companies. All intercompany transactions have been eliminated.

     Principles of Translation

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars by using year-end exchange rates and statement of operation items are translated at average exchange rates for the year. Resulting translation adjustments are accumulated in a separate component of stockholders' equity.

     Marketable Securities

     Marketable securities consist primarily of commercial paper with original maturities at date of purchase of less than 12 months. The Company has both positive intent and ability to hold these securities to maturity. The Company carries these securities at cost, which approximates fair value, due to the short period of time to maturity.

     Inventories

     Materials and supplies are carried at the lower of average cost or market. Finished goods and work-in process are carried at the lower of average cost or net realizable value.

     Property and Equipment

     Property and equipment are carried at cost. Depreciation of owned equipment is computed on a straight-line basis over the estimated useful lives of the related assets, generally from three to ten years. Leasehold improvements are amortized over the term of the related lease, generally from five to ten years, which approximates the useful lives of these improvements. Equipment under capital lease is amortized on a straight-line basis over the term of the lease, generally four to ten years, which approximates the estimated useful lives of the leased equipment.

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

     Statement of Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 and 1999 of $25.6 million and $17.3 million, respectively, consist of commercial paper, government obligations, time deposits and other money market instruments.

     Revenue Recognition

     The Company recognizes product revenue upon shipment of its product. The Company provides a reserve for its estimated warranty costs at the time of shipment. Where the Company receives contracts for the design and construction of specialty instruments that require long manufacturing times, the Company will recognize revenue on the percentage of completion method.

     Financial Instruments and Credit Risk Concentration

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of investments and trade receivables. Marketable securities consist primarily of investments in U.S. government and agency obligations and commercial paper. The Company has not experienced any material losses on these investments to date. Concentrations of credit risk with respect to trade receivables are limited primarily to governmental agencies. The Company has not experienced any material losses related to trade receivables to date.

     Long-Lived Assets

     Long-lived assets, such as machinery and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". No write-downs have been necessary through December 31, 1999.

     Stock-Based Compensation

     The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation", but applies Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting and measuring compensation expense related to stock option plans. There was no compensation expense related to the issuance of stock options to employees for the years ended December 31, 1997, 1998 and 1999.

     Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company has the ability and intent to hold all marketable securities through their respective maturity dates.

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

     Recent Pronouncements of the Financial Accounting Standards Board

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company is currently reviewing the effects of SFAS No. 133, but does not expect the new guidelines to have a material impact on the Company's financial position and results of operations. This statement will be adopted by the Company no later than its fiscal year ending December

31, 2001.

     Other pronouncements issued by authoritative bodies with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

2.   Inventories

     At December 31, 1998 and 1999, the Company had parts, subassemblies and work in process of $2,959,000 and $3,797,000 and finished goods of $984,000 and $1,746,000, respectively.

3.   Machinery and Equipment

     The major categories of machinery and equipment are as follows:

                                                     December 31,
                                            ------------------------------
                                               1998               1999
                                            -----------        -----------

     Office equipment                       $ 1,415,000        $ 1,641,000
     Machinery and equipment                  2,492,000          2,974,000
     Leasehold improvements                     325,000            473,000
                                            -----------        -----------
                                              4,232,000          5,088,000
     Accumulated depreciation                (1,883,000)        (2,779,000)
                                            -----------        -----------
       Totals                               $ 2,349,000        $ 2,309,000
                                            ===========        ===========

4.   Bank Credit Facility

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 1.00% or LIBOR (determined on the basis of a 30, 60 or 90-day interest period, as applicable) plus 1.5%. The Facility expires on June 30, 2000, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company is required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited ("BRL"), have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At December 31, 1999, the Company had $4,800,000 available under this facility. Approximately $200,000 was used to secure a letter of credit.

5.   Stockholders' Equity

     Stockholder Protection Rights Plan

     On August 26, 1998, the Company's Board of Directors declared a dividend payable September 9, 1998 of one right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company held of record at the close of business on September 8, 1998, or issued thereafter and prior to the Separation Time (generally the date of the commencement of a tender or exchange offer or at such time as an acquirer becomes a 15% or more shareholder of the Company) and thereafter pursuant to options and convertible securities outstanding at the Separation Time. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one- hundredth of a share of a new class of preferred stock designated Participating Preferred Stock, par value $2.00 per share, for $32.50, subject to adjustment.

     Stock Repurchase Program

     The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares or approximately 25% of the Company's outstanding

Common Stock. As of December 31, 1999, the Company had repurchased 1,089,050 shares at an aggregate cost of $6,881,000. Additional repurchases will be made from time to time in open market transactions in amounts as determined by the Company's management and will be funded out of the Company's working capital.

     Public Offerings

     On April 3, 1998, the Company completed the sale of 2,000,000 shares of common stock in a public underwriting. On April 30, 1998, the underwriters exercised their over-allotment option and acquired an additional 300,000 shares of common stock. The aggregate net proceeds to the Company, after all expenses of the offering, was approximately $25.2 million.

     Due from Officers and Directors

     In connection with the exercise of options to acquire an aggregate of 150,000 shares of the Company's Common Stock, an officer of the Company signed full recourse interest bearing (no interest the first year, prime rate thereafter) unsecured promissory demand notes aggregating $203,000 under the Company's stock option purchase program. As of December 31, 1999, and 1998, notes in the amount of $138,000 and $203,000, respectively, were outstanding and included in additional paid-in-capital on the balance sheet.

     In July 1998, the Company made a $500,000 non-recourse loan to its Chief Executive Officer. The loan is repayable on July 5, 2003 and bears interest at the rate of 5.68% per annum, payable annually. The obligation to repay the loan is secured by 49,000 shares of the Company's common stock. At December 31, 1998 and 1999, the loan was included with other assets on the balance sheet.

     In December 1998, the Company sold an aggregate of 153,000 shares of Common Stock held in treasury to the senior executive officers of the Company and certain of the Company's independent directors at a purchase price of $8.375 per share, the closing price of the Common Stock on the date of the sale. Substantially all of the purchase price for the shares of Common Stock sold was paid in the form of five-year non-recourse promissory notes aggregating approximately $1.3 million secured by pledges of the underlying Common Stock. The notes bear interest at a rate of 4.52% per annum. In January 1999, the Company sold an additional 10,000 shares of Common Stock to a new independent director at a purchase price of $9.75 per share, the closing price of the Common Stock on the date of sale. The consideration paid was substantially the same as described above, except that the note bears interest at a rate of 4.64% per annum. Such interest represents a non-recourse obligation and, accordingly, the purchase of company shares through the use of non-recourse notes is being accounted for in a manner similar to a variable option plan. Under these guidelines any increase in the fair market value of the related shares in excess of their original purchase price will be recorded as a compensation expense by the Company. At December 31, 1998 and 1999, $1,279,845 and $1,377,245,
respectively of such notes were outstanding and included in additional paid-in-capital on the balance sheet.

     Common Stock Outstanding or Reserved for Issuance

     The following table sets forth the number of shares of Common Stock outstanding as of December 31, 1999 as well as the number of shares of Common Stock that would be outstanding in the event that all of the options and warrants are exercised and all Series of Convertible Preferred Stock and Debentures are converted into Common Stock.

                                                                  Common stock
                                                Exercise,        outstanding or
                                              conversion or       reserved for
                                              option price          issuance
                                              ------------          --------

     Common stock                                                     6,907,502
     Class A convertible preferred stock               0.361745          12,552
     Class B convertible preferred stock               0.355839           8,006
     Stock options (i)                          $1.00 to $8.375         735,600
     Private placement warrants (ii)                      $1.96         349,999
     Underwriter's warrants (iii)                       $10.276         125,000
                                                                      ---------
     Total                                                            8,138,659
                                                                      =========

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

     SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the stock option grants had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1998; no dividend yield; expected volatility of 46.1% in 1998 and 46.5% in 1997; risk-free weighted average interest rates of 4.75% in 1998 and 6.03% in 1997; and expected lives for the options of 7.4 years in 1998 and 5 years in 1997. The Company did not grant any options to employees in 1999.

     Under the accounting provisions of SFAS 123, the Company's net income, basic earnings per share and diluted earnings per share on a pro-forma basis are as follows:

                                                                        Year Ended December 31,
                                                           -------------------------------------------------
                                                                1997              1998              1999
                                                           -------------     -------------     -------------
Net income- continuing operations:
  As reported                                              $   5,754,000     $   5,258,000     $   2,578,000
  Pro-forma                                                $   5,567,000     $   4,858,000     $   2,278,000
Basic earnings per share from continuing operations:
  As reported                                              $        1.05     $        0.74     $        0.36
  Pro-forma                                                $        1.02     $        0.68     $        0.32
Diluted earnings per share from continuing operations:
  As reported                                              $        0.92     $        0.69     $        0.33
  Pro-forma                                                $        0.89     $        0.64     $        0.29

     In 1997, the Company's stockholders approved the adoption of the Company's 1997 Stock Compensation Program ("Program"). The Program authorizes the granting of incentive stock options, non-qualified supplementary options, stock appreciation rights, performance shares and stock bonus awards to employees and consultants of the Company and its subsidiaries, including those employees serving as officers or directors of the Company ("Employee Plans"). The Program also authorizes automatic option grants to directors who are not otherwise employed by the Company ("Independent Director Plan"). In connection with the Program, 1,100,000 shares of Common Stock are reserved for issuance, of which up to 1,000,000 shares may be issued under the Employee Plans and up to 100,000 shares may be issued under the Independent Director Plan. In the event that an option or award granted under the Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Program. The Company receives no consideration for grants of options or awards under the Program. Options granted under the Employee Plans are at market value on the date of grant, expire ten years from the dates of grant and are generally exercisable and vested as to 25% of the optioned shares after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year. Options issued under the Independent Director Plan expire five years from the dates of grant and are fully exercisable after one year. At December 31, 1999, there were 189,400 options available for grant under the Employee Plans and 85,000 options available for grant under the Independent Director Plan.

     On January 19, 2000, the Company granted options to acquire 37,500 shares of the Company's Common Stock to 10 employees at an exercise price of $5.75. These options were issued under the Employee Plans. On February 21, 2000, the Company granted options to the Company's executive officers and directors to acquire 465,000 shares of the Company's Common Stock at $5.03 per share. These options are exercisable on November 21, 2006 and expire on February 21, 2007. However, they can be exercised as to 25% at an earlier time if and when the Company's Common Stock trades for $8.50 or higher for at least 30 consecutive days; as to 50% if and when the Company's Common Stock trades for $11.00 or higher for at least 30 consecutive days; as to 75% if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days; and as to 100% if and when the Company's Common Stock trades for $15.00 or higher for at least 30 consecutive days. These options were issued under the Employee Plans.

     A summary of the status of the Company's outstanding options is presented below:

                                                                         Year ended December 31,
                                          --------------------------------------------------------------------------------
                                                  1997                        1998                         1999
                                          ----------------------     ------------------------     ------------------------
                                                        Weighted                     Weighted                     Weighted
                                                         Average                     Average                      Average
                                          Number of     Exercise     Number of       Exercise     Number of       Exercise
                                           Shares         Price       Shares          Price        Shares          Price
                                          ---------     --------     ---------       --------     ---------       --------
Outstanding--
beginning of year                           461,000        $2.19       691,025         $5.31        852,988         $4.71
  Granted                                   280,900        10.70       472,000          7.68         15,000          6.18
  Exercised                                 (19,937)        1.32        (9,087)         1.31         (9,288)         1.32
  Forfeited                                      --           --       (13,250)         9.95       (123,100)        10.35
  Canceled                                  (30,938)       10.32      (287,700)        10.76             --            --
                                           --------                   --------                     --------
Outstanding--end of year                    691,025         5.31       852,988          4.71        735,600          3.83
                                           ========                   ========                     ========
Options exercisable--end
  of year                                   227,663        $1.94       334,690         $1.87        469,650         $2.33
Fair value of options
  granted during the year                  $   6.72                  $   5.86                      $   2.48
                                           ========                  ========                      ========

     On October 21, 1998, the Company's Board of Directors approved the repricing of options exercisable for an aggregate of 287,700 shares of Common Stock previously granted to key employees of the Company and the Company's non-employee directors pursuant to the Company's 1997 Stock Compensation Program (the "Repricing"). Pursuant to the Repricing, option holders exchanged options with exercise prices ranging from $9.375 to $13.875 per share for new stock options covering the same number of shares and having an exercise price of $6.19 per share, the closing price of the Common Stock on the NASDAQ National Market on October 21, 1998. Options granted pursuant to the Repricing vest over a four-year period, with 25% of the options becoming exercisable in each year commencing one year after the date of the Repricing and will expire ten years after the Repricing.

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

     The following table summarizes information about stock options outstanding.

              Options Outstanding                     Options Exercisable
              -------------------                     -------------------
                                      Weighted-
  Weighted           Number           Average      Weighted           Number
   Average       Outstanding at      Remaining      Average       Exercisable at
  Exercise        December 31,      Contractual    Exercise        December 31,
    Price            1999              Life          Price             1999
   -------         --------          ---------      -------          --------
   $  1.00          224,500          1.3 years      $  1.00           224,500
      2.00          161,500          0.2 years         2.00           161,500
      6.19          299,600          9.0 years         6.19            71,150
      8.38           50,000          8.9 years         8.38            12,500
                   --------                                          --------
    $ 3.83          735,600          4.7 years      $  2.33           469,650


     (ii) Private Placement Warrants

     In connection with the private placement of securities in 1996, warrants to purchase 420,000 shares of the Company's common stock at $1.96 per share were sold to a group of private investors and senior management. During 1997, 1998 and 1999, 32,500, 37,500 and 0 warrants, respectively, were exercised. The warrants expire between May 9, 2000 and June 29, 2000.

     (iii) Underwriters' Warrants

     In connection with the Company's November 1996 public offering, the managing underwriter received a warrant ("Underwriter's Warrant") to purchase from the Company 125,000 shares of Common Stock at an exercise price of $10.276 per share ("Exercise Price") and 125,000 warrants ("Underlying Warrant") at an exercise price of $0.06 per warrant. Each Underlying Warrant entitles the holder to purchase one-quarter of a share of Common Stock at an exercise price of $9.847 per share. The Underwriter's Warrants are exercisable with respect to the Common Stock up through November 12, 2001. The Underlying warrants expired on November 12, 1999.

6.   Income Taxes

     Income (loss) from continuing operations before income taxes consisted of the following:

                                               Year Ended December 31,
                                           --------------------------------
                                             1997        1998         1999
                                           -------     -------      -------
     Domestic                              $ 3,301     $ 4,242      $ 2,897
     Foreign (primarily Canadian)            2,082         (91)       1,149
                                           -------     -------      -------
             Total                         $ 5,383     $ 4,151      $ 4,046
                                           =======     =======      =======

     The provision (benefit) for income taxes is as follows:

                                                              Year Ended December 31,
                                                     ---------------------------------------------
                                                        1997             1998             1999
                                                     -----------      -----------      -----------
     Current tax expense (benefit):
       Federal                                       $   983,000      $ 1,058,000      $   337,000
       State                                             285,000          339,000          145,000
       Recognition of net operating losses--U.S       (1,268,000)      (1,251,000)        (482,000)
       Foreign (primarily Canada)                        404,000          132,000           72,000
                                                     -----------      -----------      -----------
              Total Current                              404,000          278,000           72,000
                                                     -----------      -----------      -----------
     Deferred tax expense (benefit):
       Federal                                          (728,000)      (1,556,000)         524,000
       State                                            (128,000)           9,000          204,000
       Foreign (primarily Canada)                         81,000          (40,000)            --
                                                     -----------      -----------      -----------
              Total deferred                            (775,000)      (1,587,000)         728,000
                                                     -----------      -----------      -----------
     Total income tax provision (benefit)            $  (371,000)     $(1,309,000)     $   800,000
                                                     ===========      ===========      ===========

     Allocated as follows:
      Continuing operations                          $  (371,000)     $(1,107,000)     $ 1,468,000
      Discontinued operation                                --           (202,000)        (668,000)
                                                     -----------      -----------      -----------
        Total income provision (benefit)             $  (371,000)     $(1,309,000)     $   800,000
                                                     ===========      ===========      ===========

     Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                      1998             1999
                                                  -----------      -----------
     Nondeductible allowances against trade
       receivables                                $   155,000      $   151,000
     Nondeductible reserves and accruals              188,000          145,000
     Machinery and equipment                          398,000          398,000
     Tax benefit of U.S. operating loss carry
       forwards                                     2,562,000        1,983,000
     Other                                              3,000             --
                                                  -----------      -----------
     Gross deferred tax assets                      3,306,000        2,677,000
     Deferred tax assets valuation allowance         (214,000)            --
                                                  -----------      -----------
     Total deferred tax assets                      3,092,000        2,677,000
                                                  -----------      -----------

     Temporary difference for capital assets             --            313,000
                                                  -----------      -----------
     Total deferred tax liabilities                      --            313,000
                                                  -----------      -----------

                                                  $ 3,092,000      $ 2,364,000
                                                  ===========      ===========

     At December 31, 1999, the gross deferred tax asset of $2,677,000, included $445,000 and $2,232,000 related to the Company's Canadian and U.S. operations, respectively. The deferred tax liability of $313,000 is due to product development costs of the Company's U.S. operations. At December 31, 1998, a valuation allowance had been provided for certain limitations applied to the net operating loss carryforward of a subsidiary, which was subsequently sold in December 1999. Accordingly, the valuation reserve is a component of the loss from operation sold in 1999. At December 31, 1998, the net deferred tax asset of $3,092,000 included approximately $445,000 and $2,647,000 related to the Company's Canadian and U.S. operations, respectively. Based on historical results and estimated 2000 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

     The Company's income tax provision (benefit) differed from the amount of income tax determined by applying the applicable statutory U.S. federal income tax rate to pretax income from continuing operations as a result of the following (in thousands):

                                                   Year Ended December 31,
                                              ---------------------------------
                                               1997         1998         1999
                                              -------      -------      -------
Income taxes (benefit) computed at the
  U.S. statutory rate                         $ 1,830      $ 1,061      $ 1,376
Income not subject to U.S. tax, net              (239)        (211)        (390)
U.S. losses and expenses for which no tax
  benefit has been recognized                       7          184          370
Utilization of U.S. net operating losses         (777)        (943)          --
Decrease in beginning of the year deferred
  tax asset valuation allowance                (1,217)      (1,344)          --
State income taxes                                 --          146           --
Other                                              25           --          112
                                              -------      -------      -------
Provision (benefit) for income taxes          $  (371)     $(1,107)     $ 1,468
                                              =======      =======      =======

     At December 31, 1999, the Company had net operating loss carry forwards in the U.S. of approximately $5.8 million and $600,000 for federal and state income tax purposes, respectively, which expire in varying amounts through 2010.

     At December 31, 1999, undistributed earnings of the Company's foreign subsidiaries amounted to approximately $5.1 million. Deferred income taxes are not provided on these earnings as it is intended that the majority of these earnings will be indefinitely invested in those entities.

7.   Commitments

     The Company rents facilities, automobiles and equipment under various operating leases. Rental expenses under such leases amounted to $324,000, $444,000, and $474,000 for 1997, 1998 and 1999, respectively.

     At December 31, 1999, the aggregate minimum commitments pursuant to operating leases, including a lease renewal are as follows:

         Year ending December 31,

         2000                                            $  582,000
         2001                                               528,000
         2002                                               525,000
         2003                                               531,000
         2004                                               530,000
         Thereafter                                       1,559,000

     The Company has multi-year employment contracts with three key executives. Pursuant to those contracts the Company has annual minimum salary commitments aggregating $592,000, $485,000, and $270,000 for the three years ended December 31, 2002, respectively.

8.   Employee Benefit Plans

     The Company maintains a 401(k) salary deferral plan for all U.S. employees and a money purchase plan for its Canadian employees. The money purchase plan does not establish any Company liability other than a discretionary matching formula to employee contributions.

     The aggregate cost of both plans for 1997, 1998, and 1999 was $103,000, $141,0000, and $172,000 respectively.

     Effective January 1, 1998, the Company adopted the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). The SERP Plan provides eligible participants with certain retirement benefits supplemental to the Company's 401(k) Plan. Pursuant to the SERP Plan, the Company will make annual contributions to the account of each participant equal to a variable percentage of the participant's base salary and annual cash bonus depending on the Company's achievement of certain performance targets. The actual percentage contribution will be determined by the

Executive Compensation Committee, subject to certain parameters. A participant will become vested under the SERP Plan after five years of participation therein. For the years ended December 31, 1998 and 1999, contributions aggregating $144,000 and $135,000, respectively, were made into the plan.

9.   Supplemental Disclosures of Cash Flow Information

     The Company made cash payments for interest of $17,000 and $10,000 and none, for the years ended December 31, 1997, 1998 and 1999, respectively. Additionally, income taxes of $209,000, $498,000, and $347,000, were paid for the years ended December 31, 1997, 1998 and 1999, respectively.

10.  Segment and Geographic Data

     The Company has determined that it has only one business segment.

     A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):

                                       Revenues                        Long-Lived Assets
                            For the year ended December 31,            As of December 31,
                            -------------------------------     -------------------------------
                             1997        1998        1999        1997        1998        1999
                            -------     -------     -------     -------     -------     -------
United States               $13,408     $13,704     $13,514     $   217     $   754     $ 1,607
Canada                          950         800         308       1,264       1,423       1,523
Other foreign countries       8,331       5,185       6,333          24         172          47
                            -------     -------     -------     -------     -------     -------
         Totals             $22,689     $19,689     $20,155     $ 1,505     $ 2,349     $ 3,177
                            =======     =======     =======     =======     =======     =======

     Revenues are attributed to the countries based on location of the customer.

     For the year ended December 31, 1997, 1998 and 1999, export sales, including sales from Canada to other countries, comprised 38.8%, 25.8% and 31.4% of total revenues and were made primarily to Western Europe, Asia and Central and South America.

11.  Sales to Major Customers

     For the years ended December 31, 1999, 1998 and 1997, the Federal Aviation Administration ("FAA") accounted for approximately 48.3%, 48.1%, and 14.8%, respectively, of consolidated revenues of the Company. For the year ended December 31, 1997, one additional customer accounted for approximately 13.0% of consolidated revenues of the Company. At December 31, 1999 and 1998, total amounts due from the FAA was $3.3 million and $4.0 million, respectively.

12.  Fourth Quarter Adjustments

     During the fourth quarter of 1999 and 1997, the Company had no material adjustments. During the fourth quarter of 1998, the Company recorded a deferred tax benefit related to a decrease in the deferred tax asset valuation allowance of $635,000.

13.  Sale of Subsidiary

     On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, for an aggregate cash purchase price of approximately $821,000, including incurred acquisition costs, in a business combination accounted for as a purchase. The excess of the purchase price (including acquisition related costs) over the fair value of net assets acquired was $778,000. Effective June 30, 1999, the Company determined that it would dispose of DigiVision and on December 15, 1999, sold all of the outstanding capital stock of DigiVision to a group comprised of DigiVision senior management. Accordingly, the financial results of DigiVision have been accounted for as a discontinued operation and reported as an operation sold. The Company has conformed 1998 to this change. The selling price consisted of a $500,000 interest bearing note which, if not paid by December 31, 2000, will increase to $1,000,000. In addition, the Company will be entitled to receive an earn-out based upon annual revenues in excess of $2,000,000. The Company will recognize income on the note receivable and the earn-out when collectability is reasonably assured.

     For the years ended December 31, 1998 and 1999, DigiVision's revenues were $769,000 and $720,000 and its operating losses were $1,029,000 and $554,000, respectively. For the year ended December 31, 1999, the Company recognized a disposition loss of $1,414,000 which related primarily to the write-off of goodwill. 14. Earnings Per Share

     Basic and Diluted earnings per share for continuing operations has been computed as follows:

                                                                      Income                Shares              Per Share
For the Year ended December 31, 1999:                              (Numerator)           (Denominator)            Amount
                                                                   -----------           -------------            ------
Basic Earnings Per Share:
  Income attributable to common
    stockholders from continuing operations                         $2,569,000             7,181,000               $0.36
                                                                                                                   =====
  Effect of dilutive securities
  Warrants and options                                                                       550,000
  Convertible preferred dividends                                        9,000                21,000
                                                                    ----------             ---------
Diluted Earnings Per Share:
  Income attributable to common
    stockholders and assumed conversions
    from continuing operations                                      $2,578,000             7,752,000               $0.33
                                                                    ==========             =========               =====

For the Year ended December 31, 1998:

Basic Earnings Per Share:
  Income attributable to common
    stockholders from continuing operations                         $5,248,000             7,153,000               $0.74
                                                                                                                   =====
  Effect of dilutive securities
  Warrants and options                                                                       437,000
  Convertible preferred dividends                                       10,000                22,000
                                                                    ----------             ---------
Diluted Earnings Per Share:
  Income attributable to common
    stockholders and assumed conversions
    from continuing operations                                      $5,258,000             7,612,000               $0.69
                                                                    ==========             =========               =====

For the Year ended December 31, 1997:
Basic Earnings Per Share:
  Income available to common
    stockholders from continuing operations                         $5,742,000             5,456,000               $1.05
                                                                                                                   =====
  Effect of dilutive securities
  Warrants and options                                                                       777,000
  Convertible preferred dividends
    and debentures                                                      12,000                24,000
                                                                    ----------             ---------
Diluted Earnings Per Share:
  Income available to common
    stockholders and assumed conversions
    from continuing operations                                      $5,754,000             6,257,000               $0.92
                                                                    ==========             =========               =====


     Options and warrants to purchase 175,000 shares of common stock, exercisable at between $8.375 and $10.276 per share, were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock underlying the warrants and options.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (concluded)


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

                           BARRINGER TECHNOLOGIES INC
                        VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31,
                                   SCHEDULE II

                                Balance -                                                                Balance -
                                beginning                                                                 end of
                                of period           Addition          Deduction        Recovery           period
                               ------------       ------------       -----------      ----------        -----------
Allowance for doubtful
accounts and sales
allowances:
   1999                        $    626,000       $    108,000       $   341,000                        $   393,000
   1998                             109,000            543,000                        $  (26,000)           626,000
   1997                              63,000             46,000                                              109,000