Form 10-Q
period 2000-03-31
BARRINGER TECHNOLOGIES INC
filed 2000-05-04
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2000

                                       OR

       __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to _______________

Commission file number    0-3207

                           BARRINGER TECHNOLOGIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                             84-0720473
-------------------------------                          ----------------------
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


              ----------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT)

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

Common stock, $0.01 par value - outstanding as of May 2, 2000 - 7,195,902 shares

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                      INDEX

Part I--Financial Information                                        Page No.

     Item 1.   Financial Statements.

               --Consolidated Balance Sheets as of March 31, 2000
                 (unaudited) and December 31, 1999                         3

               --Consolidated Statements of Income (unaudited)
                 for the three months ended March 31, 2000 and 1999        5

               --Consolidated Statement of Stockholders' Equity and
                 Comprehensive Income                                      6

               --Consolidated Statements of Cash Flows (unaudited)
                 for the three months ended March 31, 2000 and 1999        7

               --Notes to Consolidated Financial Statements                8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                       10

     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk.                                               12

Part II--Other Information                                                14

Signatures                                                                15

Exhibits                                                                  16

Part I--Item 1.     Financial Statements

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                    March 31,          Dec. 31,
                                                            2000               1999
                                                         ------------      ------------
                                                         (unaudited)
Current assets:

 Cash and cash equivalents                              $ 26,610,000       $ 26,933,000
 Marketable securities                                     1,675,000          1,178,000
 Trade receivables, less allowances of
     $400,000 and $393,000                                 7,453,000          7,397,000
 Inventories                                               6,579,000          5,543,000
 Prepaid expenses and other                                1,221,000          1,154,000
 Deferred tax asset                                        2,512,000          2,677,000
                                                        ------------       ------------
     Total current assets                                 46,050,000         44,882,000

Property and equipment                                     2,363,000          2,309,000

Other assets                                               1,775,000          1,574,000
                                                        ------------       ------------
     Total assets                                       $ 50,188,000       $ 48,765,000
                                                        ============       ============

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                   March 31,           Dec. 31,
                                                                         2000               1999
                                                                     ------------       ------------
                                                                      (unaudited)
Current liabilities:

  Accounts payable                                                   $  1,639,000       $  1,055,000
  Accrued liabilities                                                     487,000            247,000
  Accrued payroll and related taxes                                       879,000          1,122,000
  Accrued commission payable                                              156,000            175,000
 Unearned revenues                                                        625,000            314,000
                                                                     ------------       ------------
     Total current liabilities                                          3,786,000          2,913,000

Non-current liabilities                                                   748,000            599,000
                                                                     ------------       ------------

     Total liabilities                                                  4,534,000          3,512,000
                                                                     ------------       ------------
Stockholders' equity:

   Convertible preferred stock, $1.25 par value, 1,000,000 shares authorized, none outstanding

   Preferred stock, $2.00 par value, 4,000,000
     shares authorized:
     270,000 shares designated class A convertible
       preferred stock, 35,000 shares outstanding less
       discount of $28,000                                                 42,000             42,000
     730,000 shares designated class B convertible
       preferred stock, 23,000 shares outstanding                          45,000             45,000
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 7,865,000 shares outstanding                              79,000             79,000
 Additional paid-in capital                                            52,917,000         54,776,000
 Accumulated deficit                                                   (2,581,000)        (3,090,000)
 Foreign currency translation                                            (780,000)          (742,000)
                                                                     ------------        -----------
                                                                       49,722,000         51,110,000
 Less: common stock in treasury at cost, 667,000
   and 958,000 shares, respectively                                    (4,068,000)        (5,857,000)
                                                                     ------------       ------------
    Total stockholders' equity                                         45,654,000         45,253,000
                                                                     ------------       ------------
Total liabilities and stockholders' equity                           $ 50,188,000       $ 48,765,000
                                                                     ============       ============

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)


                                                                            2000               1999
                                                                     ----------------      -------------
Revenues                                                             $      4,783,000      $   4,893,000
Cost of revenues                                                            2,391,000          2,016,000
                                                                     ----------------      -------------
                                                                            2,392,000          2,877,000
                                                                     ----------------      -------------
Operating expenses:
       Selling, general and administrative                                  1,621,000          1,674,000
       Business development                                                   111,000            194,000
       Product development                                                    291,000            504,000
                                                                     ----------------      -------------
                                                                            2,023,000          2,372,000
                                                                     ----------------      -------------
                 Operating income                                             369,000            505,000
                                                                     ----------------      -------------
Other income (expense):
       Interest income                                                        392,000            486,000
       Other, net                                                               8,000             16,000
                                                                     ----------------      -------------
                                                                              400,000            502,000
                                                                     ----------------      -------------
                 Income before income taxes                                   769,000          1,007,000
Income tax provision (note 2)                                                 260,000            377,000
                                                                     ----------------      -------------
                 Income from continuing operations                            509,000            630,000
Operation sold, net of tax                                                         --          (130,000)
                                                                     ----------------      -------------
                 Net income                                                   509,000            500,000
                                                                     ----------------      -------------
Preferred stock dividend requirements                                          (2,000)            (2,000)
                                                                     ----------------      -------------
Net income attributable to common stockholders                       $        507,000      $     498,000
                                                                     ================      =============
Basic earnings per share data (note 3):
   Continuing operations                                             $           0.07      $        0.08
   Operation sold                                                                  --              (0.02)
                                                                     ----------------      -------------
                                                                     $           0.07      $        0.06
                                                                     ================      =============
Diluted earnings per share (note 3)
  Continuing operations                                              $           0.07      $        0.08
  Operation sold                                                                   --              (0.02)
                                                                     ----------------      -------------
                                                                     $           0.07      $        0.06
                                                                     ================      =============
Weighted average common and common equivalent shares outstanding:
   Basic                                                                    7,092,000          7,712,000
                                                                     ================      =============
   Diluted                                                                  7,513,000          8,397,000
                                                                     ================      =============

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                                Class A Preferred      Class B Preferred
                                                           Common Stock               Stock                  Stock
                                                      ----------------------  ---------------------  ----------------------
                                       Total Equity     Shares     Amount       Shares     Amount      Shares      Amount
                                      --------------  ---------- -----------  ---------- ----------  ----------  ----------
Balance--January 1, 2000                $  45,253        7,865     $   79         35       $   42          23       $  45
  Net income                                  509
 Translation adjustment                       (38)

    Comprehensive Income

 Exercise of stock options and
    warrants                                   72
  Repurchase of common stock                 (142)
                                        ---------      ------     ------        ----       ------        ----       -----
Balance--March 31, 2000                 $  45,654       7,865     $   79          35       $   42          23       $  45
                                        =========      ======     ======        ====       ======        ====       =====


                                        Paid-in                       Translation         Treasury       Comprehensive
                                        Capital*        Deficit        Adjustment           Stock           Income
                                      ------------   -----------     -------------      -----------      --------------

Balance--January 1, 2000               $   54,776    $  (3,090)       $   (742)         $  (5,857)
  Net income                                               509                                             $     509
 Translation adjustment                                                    (38)                                  (25)
                                                                                                           ---------
    Comprehensive Income                                                                                   $     484
                                                                                                           =========
 Exercise of stock options and
    warrants                               (1,859)                                          1,931
  Repurchase of common stock                                                                 (142)
                                       ----------    ---------        --------          ---------
Balance--March 31, 2000                $   52,917    $  (2,581)       $   (780)         $  (4,068)
                                       ==========    ==========       ========          =========


-----------------

* At March 31, 2000, net of notes receivable of $1,921 from the sale of stock.

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31,

                                   (UNAUDITED)


                                                                         2000                   1999
                                                                    -------------          -------------
OPERATING ACTIVITIES
Net Income                                                          $     509,000          $     500,000
Items not affecting cash:
        Depreciation and amortization                                     249,000                218,000
        Inventory and accounts receivable reserves                          7,000                 42,000
        Deferred tax provision (benefit)                                  165,000                250,000
        Other                                                             (38,000)               (35,000)
Increase in non-cash working capital balances                            (293,000)              (461,000)
                                                                    -------------          -------------
               Cash provided by operating activities                      599,000                514,000
                                                                    -------------          -------------
INVESTING ACTIVITIES
Purchase of equipment and other                                          (355,000)              (316,000)
Purchase of marketable securities                                        (497,000)            (1,956,000)
                                                                    -------------          -------------
               Cash used in investing activities                         (852,000)            (2,272,000)
                                                                    -------------          -------------
FINANCING ACTIVITIES
Acquisition of treasury stock                                            (142,000)            (2,505,000)
Repayment of loan from employee                                                --                 65,000
Warrant and option exercises                                               72,000                 28,000
                                                                    -------------          -------------
               Cash used in financing activities                          (70,000)            (2,412,000)
                                                                    -------------          -------------
Decrease in cash and cash equivalents                                    (323,000)            (4,170,000)
Cash and cash equivalents at beginning of period                       26,933,000             18,802,000
                                                                    -------------          -------------
Cash and cash equivalents at end of period                          $  26,610,000          $  14,632,000
                                                                    =============          =============

CHANGES IN COMPONENTS OF NON-CASH WORKING CAPITAL
BALANCES RELATED TO OPERATIONS
Receivables                                                         $     (63,000)         $     768,000
Inventory                                                              (1,036,000)            (1,241,000)
Other current assets                                                      (67,000)              (277,000)
Accounts payable and accrued expenses                                     873,000                289,000
                                                                    -------------          -------------
Increase in non-cash working capital balances                       $    (293,000)         $    (461,000)
                                                                    =============          =============
Cash paid during the period for income taxes                        $      57,000          $     210,000
                                                                    =============          =============

                See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1999. This report should be read in conjunction therewith. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     Certain items in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

2. At March 31, 2000, the gross deferred tax asset of $2,512,000 included $445,000 and $2,067,000 related to the Company's Canadian and U.S. operations, respectively. The deferred tax liability of $313,000 is due to product development costs of the Company's U.S. operations. Based on historical results and estimated 2000 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

3. Basic and diluted earnings per share from continuing operations have been computed as follows:


                                                                                                               Per
                                                                          Income             Shares           Share
                                                                        (Numerator)       (Denominator)       Amount
                                                                      -------------       -------------     -------
For the three months ended March 31, 2000:

Basic Earnings Per Share

    Income attributable to common shareholders from
      continuing operations                                               507,000           7,092,000         $ 0.07
                                                                                                              ======
Effect of dilutive securities

    Warrants and options                                                                      401,000
    Convertible preferred dividend requirements                             2,000              20,000
                                                                       ----------         -----------
Diluted Earnings Per Share

    Income attributable to common stockholders and assumed
      conversions from continuing operations                           $  509,000           7,513,000         $ 0.07
                                                                       ==========         ===========         ======


For the three months ended March 31, 1999:

Basic Earnings Per Share

    Income attributable to common shareholders from
      continuing operations                                               628,000           7,712,000         $ 0.08
                                                                                                              ======
Effect of dilutive securities

    Warrants and options                                                                      663,000
    Convertible preferred dividend requirements                             2,000              22,000
                                                                      -----------         -----------
Diluted Earnings Per Share

   Income attributable to common stockholders and assumed
     conversions from continuing operations                           $   630,000           8,397,000         $ 0.08
                                                                      ===========         ===========         ======

4. On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products in a business combination accounted for as a purchase. Effective June 30, 1999, the Company determined that it would dispose of DigiVision and on December 15, 1999, sold all of the outstanding capital stock of DigiVision to a group comprised of DigiVision senior management. Accordingly, the financial results of DigiVision have been accounted for as a discontinued operation and reported as an operation sold. The selling price consisted of a $500,000 interest bearing note which, if not paid by December 31, 2000, will increase to $1,000,000. In addition, the Company will be entitled to receive an earn-out based upon annual revenues in excess of $2,000,000. The Company will recognize income on the note receivable and the earn-out when collectibility is reasonably assured.

     For the three months ended March 31, 1999, DigiVision's revenues were $324,000 and its net operating loss was $130,000.

5. On January 19, 2000, the Company granted options to acquire 37,500 shares of the Company's Common Stock to 10 employees at an exercise price of $5.75. These options were issued under the Employee Plans. On February 21, 2000, the Company granted options to the Company's executive officers and directors to acquire 465,000 shares of the Company's Common Stock at $5.03 per share. These options are exercisable on November 21, 2006 and expire on February 21, 2007. However, they can be exercised as to 25% at an earlier time if and when the Company's Common Stock trades for $8.50 or higher for at least 30 consecutive days; as to 50% if and when the Company's Common Stock trades for $11.00 or higher for at least 30 consecutive days; as to 75% if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days; and as to 100% if and when the Company's Common Stock trades for $15.00 or higher for at least 30 consecutive days. These options were issued under the Employee Plans.

Part I --Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the following periods:

                           PERCENTAGE OF TOTAL REVENUE


                                                               THREE MONTHS ENDED MARCH 31,
                                                                   2000             1998
                                                               ----------        ----------
STATEMENT OF OPERATIONS DATA:

  Revenues from operations................................          100.0             100.0
  Cost of Revenues........................................           50.0              41.2
                                                               ----------        ----------
  Gross Profit............................................           50.0              58.8
  Selling, General and Administrative Expenses............           33.9              34.2
  Business Development....................................            2.3               4.0
  Product Development.....................................            6.1              10.3
                                                               ----------        ----------
  Operating Income .......................................            7.7              10.3
  Other Income, Net.......................................            8.4              10.3
  Income Tax Provision....................................           (5.5)             (7.7)
                                                               ----------        ----------
  Net Income .............................................           10.6              12.9
  Preferred Stock Dividend Requirements...................              *                 *
                                                               ----------        ----------
  Net Income Attributable to Common Stockholders..........           10.6              12.9
                                                               ==========        ==========

---------------

* Less than .5%.

             COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 COMPARED
                       TO THE QUARTER ENDED MARCH 31, 1999

     Revenues. For the quarter ended March 31, 2000, revenues decreased by $110,000, or 2.2%, to $4.8 million from $4.9 million for the quarter ended March 31, 1999. Revenues decreased due to a decline in average unit selling price, partially offset by increases in unit sales and increases of consumables, spares and other revenues. Consumables, spares, service and other revenues represented 33.7% of revenues for the quarter ended March 31, 2000 as compared to 25.1% in the same quarter last year. Revenues were favorably impacted by unit sales of the SABRE 2000 introduced in the fourth quarter of 1999.

     Gross Profit. For the quarter ended March 31, 2000, gross profit decreased by $485,000, or 16.9%, to $2.4 million from $2.9 million in the 1999 period. As a percentage of revenues, gross profit decreased to 50.0% in the quarter ended March 31, 2000 from 58.8% in the 1999 period. The decrease was attributable to an unfavorable shift in product mix, an expansion of the product service department ahead of anticipated revenues and a decrease in average unit selling price.

     Selling, General and Administrative. For the quarter ended March 31, 2000, selling, general and administrative expenses decreased by approximately $53,000, or 3.2%, to $1.6 million. As a percentage of revenues, selling, general and administrative expenses decreased to 33.9% in the 2000 period from 34.2% in the 1999 period. Selling and marketing expenses decreased by approximately $179,000, primarily due to decreased commission expense. General and administrative expenses increased by $126,000, primarily due to increased payroll costs and occupancy expense.

     Business Development. For the quarter ended March 31, 2000, business development expenses decreased by $83,000, or 42.8% to $111,000 from $194,000 in the 1999 period. The decrease was the result of lower payroll expenses.

     Product Development. For the quarter ended March 31, 2000, product development expenses decreased by $213,000, or 42.3%, to $291,000 from $504,000 in the 1999 period. As a percentage of revenues, product development expenses decreased to 6.1% for the quarter ended March 31,2000 from 10.3% in the 1999 period. Product development expenses in the 1999 period primarily included work on the development of the SABRE 2000, which was substantially completed in the fourth quarter of 1999.

     Operating Income. For the quarter ended March 31, 2000, operating income decreased by $136,000, or 26.9%, to $369,000 from $505,000 in the 1999 period.
As a percentage of revenues, operating income decreased to 7.7% from 10.3% in the 1999 period. The decrease was due to the combination of factors noted above.

     Other Income and Expense. For the quarter ended March 31, 2000, other income decreased by $102,000, or 20.3%, to $400,000 from $502,000 in the 1999 period. The decrease was attributable to a decrease in investment and other interest income of $94,000, or 19.3%, to $392,000 as compared to $486,000 in the same period in 1999, primarily as a result of lower cash balances.

     Income Taxes. For the quarter ended March 31, 2000, the Company had a tax provision of $260,000, as compared to $377,000 in the 1999 period. The Company anticipates an effective tax rate of approximately 34% as compared to 37% for the same period in 1999.

     CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operations was $599,000 in the three months ended March 31, 2000, as compared to $514,000 for the same period in 1999. Cash provided by operations in the three months ended March 31, 2000 resulted primarily from net income of $509,000, depreciation, amortization and changes in reserves of $421,000, partially offset by net increases in working capital items. Cash provided by operations in the three months ended March 31, 1999, resulted primarily from net income of $500,000, depreciation, amortization and changes in reserves of $510,000, partially offset by net increases in working capital items.

     Cash used in investing activities was $852,000 in the three months ended March 31, 2000, and $2.3 million in the same period in 1999. Cash used in investing activities in the three months ended March 31, 2000 resulted from the purchase of $497,000 of marketable securities and the purchase of $355,000 of equipment. Cash used in investing activities in the three months ended March 31, 1999, resulted from the purchase of $2.0 million of marketable securities and $316,000 of equipment.

     Cash used in financing activities was $70,000 in the three months ended March 31, 2000, and $2.4 million in the same period in 1999. Cash used in financing activities in the three months ended March 31, 2000 resulted from repurchases of common stock, partially offset by the exercise of options and warrants. Cash used in financing activities in the three months ended March 31, 1999 resulted primarily from the repurchase of common stock, partially offset by the exercise of options and warrants and partial repayment of a loan from employee.

     The Company's capital expenditures in the three months ended March 31, 2000 aggregated approximately $355,000. Such expenditures consisted primarily of equipment and computers. The Company believes that it will require approximately $600,000 in additional capital investment in tooling, equipment, and facility improvements for the remainder of 2000.

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. to be used for general working capital purposes, including the issuance of standby letters of credit. At March 31, 2000, $1.3 million in standby letters of credit were issued and outstanding and $3.7 million was available under this Facility.

     At December 31, 1999, the Company had approximately $5.8 million of tax loss carryforwards to offset future taxable income in the U.S and $3.7 million of expenses available to offset future taxable income in Canada.

     As of March 31, 2000, the Company had cash and cash equivalents of $26.6 million and marketable securities of $1.7 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of March 31,2000, the Company had repurchased 1,114,050 shares at an aggregate cost of approximately $7.0 million.

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

     The Company had established a team that assessed risk, identified and corrected exposures, and developed a contingency plan to deal with any Year 2000 compliance issues. As of March 31, 2000, the Company has not experienced any Year 2000 related problems with its software and hardware systems, with its products, with its significant suppliers, customers and critical business partners, or with its operating environment. Accordingly, the Company believes that Year 2000 issues no longer pose a threat to the Company's results of operations or financial condition.

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

Part I--Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

PART II--OTHER INFORMATION

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

                      BARRINGER TECHNOLOGIES INC.

                      (Registrant)

                      /s/ STANLEY S. BINDER
                      -----------------------------------------------
                      Stanley S. Binder
                      President,

                      /s/ RICHARD S. ROSENFELD
                      -----------------------------------------------
                      Richard S. Rosenfeld, Chief Financial Officer (Principal Accounting Officer)

                      Date: May 3, 2000

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS

     Exhibit Number                                                   Page No.

     27 Financial Data Schedule                                          17