Form 10-Q
period 2000-06-30
BARRINGER TECHNOLOGIES INC
filed 2000-08-11
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2000
                               ------------------

                                       OR

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 0-3207
                      --------

                           BARRINGER TECHNOLOGIES INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         84-0720473
--------------------------------                -----------------------------
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

Common stock, $0.01 par value - outstanding as of August 3, 2000 - 6,986,502 shares

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I Financial Information

   Item 1. Financial Statements

     -- Consolidated Balance Sheets as of June 30, 2000
     (unaudited) and December 31, 1999...............................      3

     -- Consolidated Statements of Operations (unaudited) for the
     three months and six months ended June 30, 2000 and 1999........      5

     -- Consolidated Statement of Stockholders' Equity and
     Comprehensive Income for the six months ended June 30,
     2000............................................................      7

     -- Consolidated Statements of Cash Flows (unaudited) for the
     three months and six months ended June 30, 2000 and 1999........      8

     -- Notes to Consolidated Financial Statements...................      9

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................     11

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk ..............................................     14

Part II  Other Information:

   Item 4. Submission of Matters to a Vote of Security Holders.......     15

   Item 6. Exhibits and Reports on Form 8-K .........................     15

Signatures...........................................................     16

Index to Exhibits....................................................     17

Part I. Financial Information
         Item 1. Financial Statements


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                              JUNE 30,      December 31,
                                                     2000            1999
                                                  ------------    ------------
                                                  (unaudited)

Current assets:

 Cash and cash equivalents ...................    $20,695,000      $26,933,000
 Marketable securities .......................      4,923,000        1,178,000
 Accounts  receivable, less allowances of
  $413,000 and $393,000 ......................     10,802,000        7,397,000
 Inventories .................................      6,187,000        5,543,000
 Prepaid expenses and other ..................      1,415,000        1,154,000
 Deferred tax asset (note 2) .................      2,107,000        2,677,000
                                                  -----------      -----------
     Total current assets ....................     46,129,000       44,882,000

Property and equipment .......................      2,588,000        2,309,000

Other assets .................................      1,932,000        1,574,000
                                                  -----------      -----------

     Total assets ............................    $50,649,000      $48,765,000
                                                  ===========      ===========




                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                                 JUNE 30,             December 31,
                                                                                       2000                   1999
                                                                                    ----------            ------------
Current liabilities:                                                                (unaudited)

 Accounts payable .........................................................          $ 1,807,000            $ 1,055,000
 Accrued liabilities ......................................................              982,000                228,000
 Accrued payroll and related taxes ........................................            1,138,000              1,122,000
 Income taxes payable .....................................................              398,000                 19,000
 Accrued commissions payable ..............................................              162,000                175,000
 Unearned revenues ........................................................              540,000                314,000
                                                                                     -----------            -----------
    Total current liabilities .............................................            5,027,000              2,913,000

Non-current liabilities ...................................................              831,000                599,000
                                                                                     -----------            -----------

     Total liabilities ....................................................            5,858,000              3,512,000
                                                                                     -----------            -----------

Stockholders' equity:

 Convertible preferred stock, $1.25 par value, 1,000,000 shares authorized, none outstanding

 Preferred stock, $2.00 par value, 4,000,000 shares authorized:

      270,000 shares designated class A convertible preferred
      stock, 35,000 shares outstanding less discount of $28,000 ...........               42,000                 42,000

      730,000 shares designated class B convertible preferred
      stock, 22,500 shares outstanding ....................................               45,000                 45,000

 Common stock, $.01 par value, 20,000,000 shares authorized,
      7,865,000 shares issued; 7,055,000 and 7,773,000
      outstanding, respectively ...........................................               79,000                 79,000

 Additional paid-in capital ...............................................           51,452,000             54,776,000

 Accumulated deficit ......................................................             (734,000)            (3,090,000)

Cumulative comprehensive other income (loss) ..............................             (922,000)              (742,000)
                                                                                     -----------            -----------
                                                                                      49,962,000             51,110,000
 Less: common stock in treasury at cost, 810,000 and 92,000
  shares, respectively ....................................................           (5,171,000)            (5,857,000)
                                                                                     -----------            -----------
    Total stockholders' equity ............................................           44,791,000             45,253,000
                                                                                     -----------            -----------
Total liabilities and stockholders' equity ................................          $50,649,000            $48,765,000
                                                                                     ===========            ===========

                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                        June 30,
                                                        --------------------------      ----------------------------
                                                             2000           1999             2000            1999
                                                        -------------- -----------      --------------   -----------
Revenues .........................................         $8,713         $ 5,427          $13,496         $10,319
Cost of revenues .................................          4,187           2,297            6,578           4,313
                                                           ------         -------          -------         -------
        Gross profit .............................          4,526           3,130            6,918           6,006
                                                           ------         -------          -------         -------
Operating expenses:

        Selling, general and administrative ......          1,730           1,600            3,351            3,274
        Business development .....................            102             151              213              345
        Product development ......................            316             296              607              799
                                                           ------         -------          -------         -------
                                                            2,148           2,047            4,171            4,418
                                                           ------         -------          -------         -------
              Operating income ...................          2,378           1,083            2,747            1,588
                                                           ------         -------          -------         -------
Other income (expense):

        Interest income ..........................            461             419              854              906

        Other, net ...............................            (32)             28              (25)              43
                                                           ------         -------          -------         -------
                                                              429             447              829              949
                                                           ------         -------          -------         -------
              Income from continuing operations
              before income tax provision ........          2,807           1,530            3,576            2,537
Income tax provision .............................            955             600            1,215              965
                                                           ------         -------          -------         -------
              Income from continuing operations ..          1,852             930            2,361            1,572

Discontinued operation (note 4)

              Loss from operations, net of tax
              benefit of $146 and $210 ...........             --            (202)              --            (344)

              Loss on disposition, net of tax
              benefit of $555 and $555 ...........             --            (909)              --            (909
                                                           ------         -------          -------         -------
                                                               --          (1,111)              --          (1,253)
                                                           ------         -------          -------         -------
              Net Income (loss) ..................          1,852            (181)           2,361             319

Preferred stock dividends ........................             (2)             (2)              (5)             (5)
                                                           ------         -------          -------         -------
              Net income (loss) attributable to
              common stockholders ................         $1,850         $  (183)         $ 2,356         $   314
                                                           ======         =======          =======         =======

                                   (Continued)

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  (continued)


                                                          Three Months Ended                   Six Months Ended
                                                               June 30,                            June 30,
                                                      ---------------------------        ----------------------------
                                                          2000           1999                  2000          1999
                                                      ------------   ------------        -------------  -------------
Basic earnings per common share (note 3)
   Continuing operations ...........................      $0.25         $ 0.13                $0.33         $ 0.21
   Discontinued operation -- loss from operations ..         --          (0.03)                  --          (0.05)
   Discontinued operation -- loss on disposition ...         --          (0.13)                  --          (0.12)
                                                          -----         -------               -----         ------
                                                          $0.25         $(0.03)               $0.33         $ 0.04
                                                          =====         =======               =====         ======
Diluted earnings per common share (note 3)
   Continuing operations ...........................      $0.24         $ 0.12                $0.32         $ 0.20
   Discontinued operation -- loss from operations ..         --          (0.03)                  --          (0.04)
   Discontinued operation -- loss on disposition ...         --          (0.12)                  --          (0.12)
                                                          -----         -------               -----         ------
                                                          $0.24         $(0.03)               $0.32         $ 0.04
                                                          =====         =======               =====         ======

Weighted average common and common equivalent shares outstanding:

   Basic ...........................................      7,302          7,119                 7,197         7,414
                                                          =====          =====                 =====         =====
   Diluted .........................................      7,578          7,673                 7,404         8,038
                                                          =====          =====                 =====         =====


                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME


                                                                                 Class A Preferred     Class B Preferred
                                                           Common Stock               Stock                 Stock
                                                      ----------------------  ---------------------  ---------------------
                                       Total Equity     Shares     Amount       Shares     Amount     Shares      Amount
                                      --------------  ---------- -----------  ---------- ----------  ---------  ----------

Balance - January 1, 2000 ..........    $ 45,253         7,865       $79          35         $42         23         $45
  Net income .......................       2,361
  Translation adjustment ...........        (180)

    Comprehensive Income ...........

  Exercise of stock options and
    warrants .......................         761
  Repurchase of common stock .......      (3,399)
  Dividend on preferred stock ......          (5)

                                        --------         -----       ---          --         ---         --         ---
Balance - June 30, 2000 ............    $ 44,791         7,865       $79          35         $42         23         $45
                                        ========         =====       ===          ==         ===         ==         ===



                                                                    Cumulative
                                                                    comprehen-
                                                                    sive other
                                         Paid-in                     income       Treasury    Comprehensive
                                         Capital*      Deficit       (loss)        Stock         Income
                                       ------------  -----------    ----------  -----------   -------------

Balance - January 1, 2000 ..........      $ 54,776     $(3,090)      $(742)       $(5,857)
  Net income .......................                     2,361                                   $2,361
  Translation adjustment                                              (180)                        (126)
                                                                                                 ------
    Comprehensive Income ...........                                                             $2,235
                                                                                                 ======
  Exercise of stock options and
    warrants .......................        (3,324)                                 4,085
  Repurchase of common stock .......                                               (3,399)
  Dividend on preferred stock ......                        (5)
                                          --------     -------       -----        -------
Balance - June 30, 2000 ............      $ 51,452     $  (734)      $(922)       $(5,171)
                                          ========     =======       =====        =======

-------------

* At June 30, 2000, net of notes receivable of $1,922 from the sale of stock.


                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)


                                                                              Three Months Ended                 Six Months Ended
                                                                                   June 30,                          June 30,
                                                                           ------------------------        ------------------------
OPERATING ACTIVITIES                                                         2000            1999            2000            1999
                                                                           --------        --------        --------        --------
Net Income (loss) ..................................................       $  1,852        $   (181)       $  2,361        $    319
Items not affecting cash:
       Depreciation and amortization ...............................            260             226             509             444
       Deferred tax provision (benefit) ............................            405            (100)            570             150
       Inventory and accounts receivable reserves ..................             13             116              20             158
       Loss from discontinued operation ............................           --              1111            --             1,253
       Other .......................................................           (106)            (17)           (144)            (52)
Decrease in non-cash working capital balances -
continuing operations ..............................................         (1,923)         (2,845)         (2,216)         (3,306)
                                                                           --------        --------        --------        --------
       Cash provided by (used in) operating
       activities - continuing operations ..........................            501          (1,690)          1,100          (1,034)
       Net cash provided by discontinued operation .................           --               339            --               197
                                                                           --------        --------        --------        --------
             Cash provided by (used in) operating
             activities ............................................            501          (1,351)          1,100            (837)
                                                                           --------        --------        --------        --------
INVESTING ACTIVITIES
Purchase of equipment and other ....................................           (595)           (409)           (950)           (725)
Sale (purchase) of marketable securities ...........................         (3,248)          3,477          (3,745)          1,521
                                                                           --------        --------        --------        --------
             Cash provided by (used in) investing
             activities ............................................         (3,843)          3,068          (4,695)            796
                                                                           --------        --------        --------        --------
FINANCING ACTIVITIES
Warrant and option exercises .......................................            689              12             761              40
Payment of dividends on preferred stock ............................             (5)             (5)             (5)             (5)
Payment of shareholder loan ........................................           --              --              --                65
Acquisition of treasury stock ......................................         (3,257)         (2,195)         (3,399)         (4,700)
                                                                           --------        --------        --------        --------
             Cash used in financing activities .....................         (2,573)         (2,188)         (2,643)         (4,600)
                                                                           --------        --------        --------        --------
Decrease in cash and cash equivalents ..............................         (5,915)           (471)         (6,238)         (4,641)
Cash and cash equivalents at beginning of period ...................         26,610          14,632          26,933          18,802
                                                                           --------        --------        --------        --------
Cash and cash equivalents at end of period .........................       $ 20,695        $ 14,161        $ 20,695        $ 14,161
                                                                           ========        ========        ========        ========


CHANGES IN COMPONENTS OF NON-CASH  WORKING
CAPITAL BALANCES RELATED TO OPERATIONS
Accounts receivable ................................................        $(3,362)        $(2,038)       $ (3,425)       $ (1,270)
Inventories ........................................................            392          (1,625)           (644)         (2,866)
Other current assets ...............................................           (194)            (47)           (261)           (324)
Accounts payable and accrued liabilities ...........................          1,241             865           2,114           1,154
                                                                           --------        --------        --------        --------
Decrease in non-cash working capital
   balances - continuing operations ................................       $ (1,923)        $(2,845)       $(2,216)        $ (3,306)
                                                                           ========        ========        ========        ========
Cash paid during the period for income taxes .......................       $     92         $    25        $    149        $    236
                                                                           ========        ========        ========        ========


                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for the three months and six months ended June 30, 2000 and 1999, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1999. This report should be read in conjunction therewith. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     Certain items in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

2. At June 30, 2000, the gross deferred tax asset of $2,107,000 included approximately $445,000 and $1,662,000 related to the Company's Canadian and U.S. operations, respectively. The deferred tax liability of $313,000 is due to product development costs of the Company's U.S. operations. Based on historical results and estimated 2000 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

3. Basic and diluted earnings per share from continuing operations for the three months and six months ended June 30, 2000 and 1999, respectively, have been computed as follows:


                                 For the three months ended June 30, 2000       For the six months ended June 30, 2000
                               --------------------------------------------- ---------------------------------------------
                                                                     Per                                          Per
                                    Income          Shares          Share        Income            Shares        Share
                                 (Numerator)     (Denominator)     Amount      (Numerator)     (Denominator)    Amount
                               --------------- ----------------- ----------- --------------- ----------------- -----------
Basic Earnings Per Share
   Income attributable to
     common stockholders
     from continuing operations      1,850           7,302          $0.25         2,356             7,197        $0.33
                                                                    =====                                        =====
Effect of dilutive securities

   Warrants and options                                255                                           186

   Convertible preferred
    dividend requirements                2              21                            5               21
                                    ------           -----                      -------             -----
Diluted Earnings Per Share
    Income attributable to
     common stockholders and
     assumed conversions from
     continuing operations          $1,852           7,578          $0.24       $ 2,361             7,404       $0.32
                                    ======           =====          =====       =======             =====       =====



                                  For the three months ended June 30, 1999       For the six months ended June 30, 1999
                                --------------------------------------------  ------------------------------------------
                                                                    Per                                             Per
                                   Income           Shares         Share          Income           Shares          Share
                                 (Numerator)     (Denominator)     Amount      (Numerator)     (Denominator)      Amount
                                -------------  ----------------- -----------  --------------   -------------      ------
Basic Earnings Per Share

   Income attributable to
     common stockholders
     from continuing operations      928            7,119           $0.13          1,567             7,414         $0.21
                                                                    =====                                          =====
Effect of dilutive securities

   Warrants and options                               534                                              604

   Convertible preferred
    dividend requirements              2               20                              5                20
                                    ----            -----                         ------             -----
Diluted Earnings Per Share

    Income attributable to
     common stockholders and
     assumed conversions from
     continuing operations         $ 930            7,673           $0.12         $1,572             8,038         $0.20
                                   =====            =====           =====         ======             =====         =====



4. On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, in a business combination accounted for as a purchase. Effective June 30, 1999, the Company determined that it would dispose of DigiVision and, on December 15, 1999, sold all of the outstanding capital stock of DigiVision to a group comprised of DigiVision senior management. Accordingly, the financial results of DigiVision have been accounted for as a discontinued operation and reported as an operation sold. The selling price consisted of a $500,000 interest bearing note which, if not paid by December 31, 2000, will increase to $1,000,000. In addition, the Company will be entitled to receive an earn-out based upon annual revenues in excess of $2,000,000. The Company will recognize income on the note receivable and the earn-out when collectibility is reasonably assured. The Company received income from the note receivable in the amount of approximately $20,000 during the three months ended June 30, 2000.

         For the six months ended June 30, 1999, DigiVision's revenues were $352,000 and its net operating loss was $554,000.

5. On January 19, 2000, the Company granted options to acquire 37,500 shares of the Company's Common Stock to 10 employees at an exercise price of $5.75. These options were issued under the Company's 1997 Stock Compensation Program. On February 21, 2000, the Company granted options to the Company's executive officers and directors to acquire 465,000 shares of the Company's Common Stock at $5.03 per share. These options are exercisable on November 21, 2006 and expire on February 21, 2007. However, they can be exercised as to 25% at an earlier time if and when the Company's Common Stock trades for $8.50 or higher for at least 30 consecutive days; as to 50% if and when the Company's Common Stock trades for $11.00 or higher for at least 30 consecutive days; as to 75% if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days; and as to 100% if and when the Company's Common Stock trades for $15.00 or higher for at least 30 consecutive days. These options were issued under the Company's 1997 Stock Compensation Program.

6) The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of June 30, 2000, the Company had repurchased 1,609,650 shares at an aggregate cost of approximately $10.3 million.

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


                                          PERCENTAGE OF REVENUES

                                                              THREE MONTHS            SIX MONTHS
                                                             ENDED JUNE 30,          ENDED JUNE 30,
                                                            ----------------        ---------------
                                                            2000        1999        2000       1999
                                                            ----        ----        ----       ----
STATEMENT OF OPERATIONS DATA:
  Revenues...........................................       100.0       100.0       100.0      100.0
  Cost of revenues...................................        48.1        42.3        48.7       41.8
                                                           ------      ------       -----      -----
  Gross profit.......................................        51.9        57.7        51.3       58.2
  Selling, general and administrative expenses               19.9        29.5        24.8       31.7
  Business development...............................         1.1         2.8         1.6        3.4
  Product development................................         3.6         5.4         4.5        7.7
                                                           ------      ------       -----      -----
  Operating income ..................................        27.3        20.0        20.4       15.4
  Other income, net..................................         5.0         8.2         6.1        9.2
  Income tax provisiont .............................       (11.0)      (11.1)       (9.0)      (9.4)
                                                           ------      ------       -----      -----
  Income from continuing operations .................        21.3        17.1        17.5       15.2
  Preferred stock dividend ..........................           *           *           *          *
                                                           ------      ------       -----      -----
  Income attributable to common
     Stockholders from continuing operations.........        21.3        17.1        17.5       15.2
                                                           ======      ======       =====      =====

-----------

* LESS THAN 0.1%

     COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

     Revenues. For the quarter ended June 30, 2000, revenues increased by $3.3 million, or 60.5%, to $8.7 million from $5.4 million for the quarter ended June 30, 1999. Revenues increased due to the shipment of $4.2 million to the Government of Israel pursuant to a $6.1 million order received in November 1999 and sales of the SABRE. Consumables, spares, service and other revenues represented 37.4% of revenues for the quarter ended June 30, 2000 as compared to 24.5% in the same quarter last year primarily as a result of the Israeli contract.

     Gross Profit. For the quarter ended June 30, 2000, gross profit increased by $1.4 million, or 44.6%, to $4.5 million from $3.1 million in the 1999 period. As a percentage of revenues, gross profit decreased to 51.9% in the quarter ended June 30, 2000 from 57.7% in the 1999 period. The decrease in gross profit percentage was attributable to a large percentage of purchased parts and services used in connection with the Israeli sale and an expansion of the product service department ahead of anticipated revenues.

     Selling, General and Administrative. For the quarter ended June 30, 2000, selling, general and administrative expenses increased by approximately $130,000, or 8.1%, to $1.7 million from $600,000 in the 1999 period. As a percentage of revenues, selling, general and administrative expenses decreased to 19.9% in the 2000 period from 29.5% in the 1999 period primarily the result of the higher revenues in 2000. Selling and marketing expenses increased by approximately $217,000, primarily due to increased commission expense and personnel costs. General and administrative expenses decreased by $87,000, primarily due to decreased payroll costs.

     Business Development. For the quarter ended June 30, 2000, business development expenses decreased by $49,000, or 32.5% to $102,000 from $151,000 in the 1999 period. The decrease was the result of lower payroll expenses.

     Product Development. For the quarter ended June 30, 2000, product development expenses increased by $20,000, or 6.8%, to $316,000 from $296,000 in the 1999 period. As a percentage of revenues, product development expenses decreased to 3.6% for the quarter ended June 30, 2000 from 5.5% in the 1999 period primarily the result of the higher total revenues in the 2000 period. During the period approximately $84,000 of development expense relating to new products utilizing our existing technology was deferred.

     Operating Income. For the quarter ended June 30, 2000, operating income increased by $1.3 million, or 120%, to $2.4 million from $1.1 million in the 1999 period. As a percentage of revenues, operating income increased to 27.3% from 20.0% in the 1999 period. The increase was due to the combination of factors noted above.

     Other Income and Expense. For the quarter ended June 30, 2000, other income decreased by $18,000, or 4.0%, to $429,000 from $447,000 in the 1999 period. The decrease was attributable to an increase in foreign exchange losses, partially offset by increased investment income.

     Income Taxes. For the quarter ended June 30, 2000, the Company had a tax provision of $955,000, as compared to $600,000 in the 1999 period. The Company used an effective tax rate of approximately 34% as compared to 39% for the same period in 1999 due to the utilization of various tax planning strategies.

     COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

     Revenues. For the six months ended June 30, 2000, revenues increased by $3.2 million, or 30.8%, to $13.5 million from $10.3 million for the six months ended June 30, 1999. Revenues increased due to the shipment of $4.2 million to the Government of Israel pursuant to a $6.1 million order received in November 1999 and sales of the SABRE. Consumables, spares, service and other revenues represented 43.4% of revenues for the six months ended June 30, 2000 as compared to 24.8% in the same period last year primarily as a result of the Israeli contract.

     Gross Profit. For the six months ended June 30, 2000, gross profit increased by $912,000, or 15.2%, to $6.9 million from $6.0 million in the 1999 period. As a percentage of revenues, gross profit decreased to 51.3% in the period ended June 30, 2000 from 58.2% in the 1999 period. The decrease in gross profit percentage was attributable to a large percentage of purchased parts and services used in connection with the Israeli sale and an expansion of the product service department ahead of anticipated revenues.

     Selling, General and Administrative. For the six months ended June 30, 2000, selling, general and administrative expenses increased by approximately $77,000, or 2.4%, to $3.4 million from $3.3 million in the first half of 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 24.8% in the 2000 period from 31.7% in the 1999 period primarily as a result of higher revenues in 2000 . Selling and marketing expenses increased by approximately $37,000 and general and administrative expenses increased by $40,000.

     Business Development. For the six months ended June 30, 2000, business development expenses decreased by $132,000, or 38.3% to $213,000 from $345,000 in the 1999 period. The decrease was the result of lower payroll expenses.

     Product Development. For the six months ended June 30, 2000, product development expenses decreased by $192,000, or 24.0%, to $607,000 from $799,000 in the 1999 period. As a percentage of revenues, product development expenses decreased to 4.5% for the period ended June 30, 2000 from 7.7% in the 1999 period. During the period approximately $155,000 of development expense relating to new products utilizing our existing technology was deferred.

     Operating Income. For the six months ended June 30, 2000, operating income increased by $1.2 million, or 73.0%, to $2.8 million from $1.6 million in the 1999 period. As a percentage of revenues, operating income increased to 20.4% from 15.4% in the 1999 period. The increase was due to the combination of factors noted above.

     Other Income and Expense. For the six months ended June 30, 2000, other income decreased by $120,000, or 12.6%, to $829,000 from $949,000 in the 1999 period. The decrease was attributable to a decrease in investment and other interest income and an increase in foreign exchange losses.

     Income Taxes. For the six months ended June 30, 2000, the Company had a tax provision of $1.2 million, as compared to $1.0 million in the 1999 period. The Company used an effective tax rate of approximately 34% as compared to 38% for the same period in 1999 due to the utilization of various tax planning strategies.

     CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operations was $1.1 million in the six months ended June 30, 2000, as compared to cash used in operations of $837,000, for the same period in 1999. Cash provided by operations in the six months ended June 30, 2000 resulted primarily from net income of $2.4 million, depreciation, amortization and changes in reserves of $1.1 million, partially offset by net increases in working capital items. Cash used in operations in the six months ended June 30, 1999, resulted primarily from net increases in working capital items, partially offset by net income of $319,000, depreciation, amortization and changes in reserves of $752,000 and the loss on discontinued operations.

     Cash used in investing activities was $4.7 million in the six months ended June 30, 2000, as compared to cash provided by investing activities of $796,000 million in the same period in 1999. Cash used in investing activities in the six months ended June 30, 2000 resulted from the purchase of $3.8 million of marketable securities and the purchase of $950,000 of equipment. Cash provided by investing activities in the six months ended June 30, 1999, resulted from the sale of $1.5 million of marketable securities, partially offset by the purchase of $725,000 of equipment.

     Cash used in financing activities was $2.6 million in the six months ended June 30, 2000, and $4.6 million in the same period in 1999. Cash used in financing activities in the six months ended June 30, 2000 resulted from the repurchase of common stock, partially offset by the exercise of options and warrants. Cash used in financing activities in the six months ended June 30, 1999 resulted primarily from the repurchase of common stock, partially offset by the exercise of options and warrants and partial repayment of a loan from employee.

     The Company's capital expenditures in the six months ended June 30, 2000 aggregated approximately $950,000. Such expenditures consisted primarily of tooling, equipment and computers. The Company believes that it will require approximately $500,000 in additional capital investment in tooling, equipment, and facility improvements for the remainder of 2000.

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. to be used for general working capital purposes, including the issuance of standby letters of credit. At June, 2000, $1.4 million in standby letters of credit were issued and outstanding and $3.6 million was available under this Facility.

     At December 31, 1999, the Company had approximately $5.8 million of tax loss carryforwards to offset future taxable income in the U.S and $3.7 million of expenses available to offset future taxable income in Canada.

     As of June 30, 2000, the Company had cash and cash equivalents of $20.7 million and marketable securities of $4.9 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of June 30, 2000, the Company had repurchased 1,609,650 shares at an aggregate cost of approximately $10.3 million.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

Part II - Other Information

     ITEM 4. Submission of Matters to a Vote of Security Holders

          (a) The 2000 Annual Meeting of Stockholders of the Company was held on June 6, 2000.

          (b) - (c) - The matters voted on at the Annual Meeting of Stockholders and the results of such voting were as follows:

          1)   Election of Directors

                 Nominee                         For              Withheld
                 -------                      ---------           --------
                 Stanley S. Binder            4,104,714              0
                 John H. Davies               4,104,714              0
                 John J. Harte                4,104,714              0
                 Richard D. Condon            4,104,714              0
                 John D. Abernathy            4,104,714              0
                 James C. McGrath             4,104,714              0
                 Lorraine M. Lavet            4,104,714              0
                 Kenneth S. Wood              4,104,714              0

          2) Ratification of appointment of BDO Seidman, LLP as independent auditors of the Company's 1998 financial statements

                 FOR: 4,200,953:       AGAINST: 24,464;          ABSTAIN: 4,067

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

 .


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

Date: August 3, 2000

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS

Exhibit Number                                                        Page No.

    27.1        Financial Data Schedule                                  18