Form 10-Q
period 2000-09-30
BARRINGER TECHNOLOGIES INC
filed 2000-11-09
CIK 10119

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                               --------------------

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

Common stock, $0.01 par value - outstanding as of November 6, 2000 - 6,881,010 shares

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES


                                      INDEX

                                                                        Page No.
Part I Financial Information
  Item 1. Financial Statements

       - Consolidated Balance Sheets as of September 30, 2000
       (unaudited) and December 31, 1999..................................   3
       - Consolidated Statements of Operations (unaudited) for the
       three months and nine months ended September 30, 2000                 5
       and 1999...........................................................
       - Consolidated Statement of Stockholders' Equity and
       Comprehensive Income for the nine months ended
       September 30, 2000.................................................   7
       - Consolidated Statements of Cash Flows (unaudited) for the
       three months and nine months ended September 30, 2000                 8
       and 1999...........................................................
       - Notes to Consolidated Financial Statements.......................   9
   Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................  11
   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  14

Part II  Other Information:
   Item 6. Exhibits and Reports on Form 8-K ..............................  15

Signatures................................................................  16

Index to Exhibits.........................................................  17

Part I. Financial Information
         Item 1. Financial Statements

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





ASSETS                                          September 30,   December 31,
                                                    2000            1999
                                                -------------   ------------
                                                 (unaudited)

Current assets:
 Cash and cash equivalents                       $20,789,000    $26,933,000
 Marketable securities                             6,915,000      1,178,000
 Accounts  receivable, less allowances of
   $198,000 and $393,000                           9,082,000      7,397,000
 Inventories                                       5,731,000      5,543,000
 Prepaid expenses and other                        1,560,000      1,154,000
 Deferred tax asset (note 2)                       1,547,000      2,677,000
                                                 -----------    -----------
     Total current assets                         45,624,000     44,882,000

Property and equipment                             2,458,000      2,309,000

Other assets                                       2,190,000      1,574,000
                                                 -----------    -----------

     Total assets                                $50,272,000    $48,765,000
                                                 ===========    ===========

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                                       September 30,   December 31,
                                                                               2000            1999
                                                                           --------------  -------------
                                                                            (unaudited)
Current liabilities:
 Accounts payable                                                          $ 1,599,000     $ 1,055,000
 Accrued liabilities                                                           647,000         228,000
 Accrued payroll and related taxes                                           1,308,000       1,122,000
 Income taxes payable                                                          354,000          19,000
 Accrued commissions payable                                                    90,000         175,000
 Unearned revenues                                                             585,000         314,000
                                                                           -----------      ----------
    Total current liabilities                                                4,583,000       2,913,000

Non-current liabilities                                                        809,000         599,000
                                                                           -----------      ----------

     Total liabilities                                                       5,392,000       3,512,000
                                                                           -----------      ----------

Stockholders' equity:
 Convertible preferred stock, $1.25 par  value, 1,000,000 shares authorized, none outstanding
 Preferred stock, $2.00 par value, 4,000,000 shares authorized:
     270,000 shares designated class A convertible preferred
      stock, 35,000 shares outstanding less discount of $28,000                 42,000          42,000
     730,000 shares designated class B convertible preferred
      stock, 12,500 and 22,500 shares outstanding, respectively                 25,000          45,000
 Common stock, $.01 par value, 20,000,000 shares authorized,
    7,865,000 shares issued; 6,880,000 and 6,907,000
    outstanding, respectively                                                   79,000          79,000
 Additional paid-in capital                                                 51,647,000      54,776,000
 Retained earnings (accumulated deficit)                                       577,000      (3,090,000)
Cumulative comprehensive other loss                                           (986,000)       (742,000)
                                                                           ------------    -----------
                                                                            51,384,000      51,110,000
 Less: common stock in treasury at cost, 985,000 and 958,000
  shares, respectively                                                      (6,504,000)     (5,857,000)
                                                                           ------------    -----------
    Total stockholders' equity                                              44,880,000      45,253,000
                                                                           ------------    -----------
Total liabilities and stockholders' equity                                 $50,272,000     $48,765,000
                                                                           ============    ===========


                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                           ---------------------     ---------------------
                                                             2000         1999         2000         1999
                                                           --------      -------     --------     --------
Revenues                                                     $7,166       $5,261     $ 20,662     $ 15,581
Cost of revenues                                              3,194        2,407        9,772        6,720
                                                             ------       ------     --------     --------
        Gross profit                                          3,972        2,854       10,890        8,861
                                                             ------       ------     --------     --------
Operating expenses:
        Selling, general and administrative                   1,610        1,621        4,961        4,895
        Business development                                     82          117          295          462
        Product development                                     590          340        1,197        1,140
        Compensation attributable to stock plan
          (note 7)                                              132         --            132         --
                                                             ------       ------     --------     --------
                                                              2,414        2,078        6,585        6,497
                                                             ------       ------     --------     --------
              Operating income                                1,558          776        4,305        2,364
                                                             ------       ------     --------     --------
Other income (expense):
        Interest income                                         490          343        1,345        1,248
        Other, net                                              (10)          43          (36)          85
                                                             ------       ------     --------     --------
                                                                480          386        1,309        1,333
                                                             ------       ------     --------     --------
              Income from continuing operations
                before income tax provision                   2,038        1,162        5,614        3,697
Income tax provision                                            727          442        1,942        1,405
                                                             ------       ------     --------     --------
              Income from continuing operations               1,311          720        3,672        2,292
Discontinued operation (note 4)
              Loss from operations, net of tax
                benefit of $146 and $210                       --           --           --           (344)
              Loss on disposition, net of tax
                benefit of $555 and $555                       --           --           --           (909)
                                                             ------       ------     --------     --------
                                                               --              0         --         (1,253)
                                                             ------       ------     --------     --------
              Net Income                                      1,311          720        3,672        1,039
Preferred stock dividends                                        (2)          (2)          (7)          (7)
                                                             ------        -----     --------     --------
              Net income attributable to common
                stockholders                                 $1,309        $ 718     $  3,665     $  1,032
                                                             ======        =====     ========     ========


                                                       (Continued)


                                      BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                       (UNAUDITED)
                                                       (continued)

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                      ------------------       --------------------
                                                       2000        1999         2000         1999
                                                      -----       -----        -----        -------
Basic earnings per common share (note 3)
   Continuing operations                              $0.19       $0.10        $0.52        $  0.31
   Discontinued operation - loss from operations         --          --           --          (0.05)
   Discontinued operation - loss on disposition          --          --           --          (0.12)
                                                      -----       -----        -----        -------
                                                      $0.19       $0.10        $0.52        $  0.14
                                                      =====       =====        =====        =======
Diluted earnings per common share (note 3)
   Continuing operations                              $0.18       $0.10        $0.50        $  0.29
   Discontinued operation - loss from operations         --          --           --          (0.04)
   Discontinued operation - loss on disposition          --          --           --          (0.12)
                                                      -----       -----        -----        -------
                                                      $0.18       $0.10        $0.50        $  0.13
                                                      =====       =====        =====        =======

Weighted average common and common
  equivalent shares outstanding:
   Basic                                              6,947       6,982        7,113          7,269
                                                      =====       =====       ======        =======
   Diluted                                            7,271       7,518        7,413          7,859
                                                      =====       =====       ======        =======


                 See notes to consolidated financial statements.



                                            BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                      AND COMPREHENSIVE INCOME


                                                                            Class A Preferred     Class B Preferred
                                                           Common Stock           Stock                Stock
                                                         -----------------  -------------------   --------------------   Paid-in
                                        Total Equity     Shares     Amount  Shares     Amount      Shares      Amount     Capital*
                                       --------------- ---------- --------  ---------- --------   ----------  --------  ---------
Balance - January 1, 2000              $   45,253        7,865      $79       35       $ 42         23        $ 45      $ 54,776
  Net income                                3,672
 Translation adjustment                      (244)

    Comprehensive Income

 Exercise of stock options and
    warrants and compensation expense         897                                                                         (3,192)
  Repurchase of common stock               (4,758)
  Repayment of stockholder loan                65                                                                             65
  Dividend on preferred stock                  (5)
  Conversion of preferred stock                 0                                                  (10)        (20)           (2)
                                       ----------       ------      ---      ---       ----        ----     -------   ----------
Balance - September 30, 2000           $   44,880        7,865      $79       35       $ 42         13      $   25    $   51,647
                                       ==========       ======      ===      ===       ====        ====     ========  ==========



                                                  Cumulative
                                                  comprehen-
                                                  sive other
                                                    income       Treasury      Comprehensive
                                        Deficit      (loss)        Stock           Income
                                      ---------   -------------   -----------  -------------
Balance - January 1, 2000             $  (3,090)   $ (742)       $   (5,857)
  Net income                              3,672                                   $ 3,677
 Translation adjustment                              (244)                           (161)
                                                                                  -------
    Comprehensive Income                                                          $ 3,516
                                                                                  =======
 Exercise of stock options and
    warrants and compensation expense                                  4,089
  Repurchase of common stock                                          (4,758)
  Repayment of stockholder loan
  Dividend on preferred stock                (5)
  Conversion of preferred stock                                           22
                                      ---------    ------         ----------
Balance - September 30, 2000          $     577    $ (986)        $   (6,504)
                                      =========    ======         ==========



--------------

* At September 30, 2000, net of notes receivable of $1,857 from the sale of stock.

                 See notes to consolidated financial statements.



                                      BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS) (UNAUDITED)



                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                               -----------------------------      ---------------------------
OPERATING ACTIVITIES                                               2000            1999               2000           1999
                                                               -------------  --------------      -------------  ------------
Net Income                                                     $       1,311  $          720      $       3,672  $      1,039
Items not affecting cash:
       Depreciation and amortization                                     280             175                789           619
       Deferred tax provision                                            560             300              1,130           450
       Inventory and accounts receivable reserves                       (215)             27               (195)          185
       Compensation attributable to stock plan                           132               -                132             -
       Loss from discontinued operation                                    -               -                  -         1,253
       Other                                                             (57)             47               (201)           (5)
Decrease (increase) in non-cash working capital
  balances - continuing operations                                     1,802          (2,167)              (414)       (5,473)
                                                               -------------  --------------      -------------  ------------
       Cash provided by (used in) operating
         activities - continuing operations                            3,813            (898)             4,913        (1,932)
       Net cash used in discontinued operation                             -            (384)                 -          (187)
                                                               -------------  --------------      -------------  ------------
             Cash provided by (used in) operating
               activities                                              3,813          (1,282)             4,913        (2,119)
                                                               -------------  --------------      -------------  ------------
INVESTING ACTIVITIES
Purchase of equipment and other                                         (437)           (488)            (1,387)       (1,213)
Sale (purchase) of marketable securities                              (1,992)          7,774             (5,737)        9,295
                                                               -------------  --------------      -------------  ------------
             Cash provided by (used in) investing
               activities                                             (2,429)          7,286             (7,124)        8,082
                                                               -------------  --------------      -------------  ------------
FINANCING ACTIVITIES
Warrant and option exercises                                               4               -                765            40
Payment of dividends on preferred stock                                    -               -                 (5)           (5)
Payment of shareholder loan                                               65               -                 65            65
Acquisition of treasury stock                                         (1,359)           (374)            (4,758)       (5,074)
                                                               -------------  --------------      -------------  ------------
             Cash used in financing activities                        (1,290)           (374)            (3,933)       (4,974)
                                                               -------------  --------------      -------------  ------------
Increase (decrease) in cash and cash equivalents                          94           5,630             (6,144)          989
Cash and cash equivalents at beginning of period                      20,695          14,161             26,933        18,802
                                                               -------------  --------------      -------------  ------------
Cash and cash equivalents at end of period                     $      20,789  $       19,791      $      20,789  $     19,791
                                                               =============  ==============      =============  ============
CHANGES IN COMPONENTS OF NON-CASH  WORKING
  CAPITAL BALANCES RELATED TO OPERATIONS
Accounts receivable                                            $       1,935  $       (1,496)     $      (1,490) $     (2,766)
Inventories                                                              456             931               (188)       (1,935)
Other current assets                                                    (145)             21               (406)         (303)
Accounts payable and accrued liabilities                                (444)         (1,623)             1,670          (469)
                                                               -------------  --------------      -------------  ------------
Decrease (increase) in non-cash working capital
   balances - continuing operations                            $       1,802  $       (2,167)     $        (414) $     (5,473)
                                                               =============  ==============      =============  ============
Cash paid during the period for income taxes                   $          49  $           74      $         198  $        310
                                                               =============  ==============      =============  ============

                 See notes to consolidated financial statements.
                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for the three months and nine months ended September 30, 2000 and 1999, respectively. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the audited consolidated financial statements of Barringer Technologies Inc. and Subsidiaries included in its Annual Report on Form 10-K for the year ended December 31, 1999. This report should be read in conjunction therewith. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or for the full year.

     Certain items in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

2. At September 30, 2000, the gross deferred tax asset of $1,547,000 included approximately $445,000 and $1,102,000 related to the Company's Canadian and U.S. operations, respectively. The deferred tax liability of $313,000 is due to product development costs of the Company's U.S. operations. Based on historical results and estimated 2000 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

3. Basic and diluted earnings per share from continuing operations for the three months and nine months ended September 30, 2000 and 1999, respectively, have been computed as follows:


                                 For the three months ended September 30,       For the nine months ended September 30,
                                                   2000                                          2000
                               --------------------------------------------- ---------------------------------------------
                                   Income           Shares           Per         Income           Shares           Per
                                 (Numerator)     (Denominator)      Share      (Numerator)     (Denominator)      Share
                                                                   Amount                                        Amount
                               --------------- ----------------- ----------- --------------- ----------------- -----------
Basic Earnings Per Share
   Income attributable to
     common stockholders
     from continuing operations          1,316             6,947 $      0.19           3,677             7,113 $      0.52
                                                                 ===========                                   ===========
Effect of dilutive securities
   Warrants and options                                      307                                           283
   Convertible preferred
    dividend requirements                    2                17                           7                17
                               --------------- -----------------             --------------- -----------------
Diluted Earnings Per Share
    Income attributable to
     common stockholders and
     assumed conversions from
     continuing operations     $         1,318             7,271 $      0.18 $         3,684             7,413 $      0.50
                               =============== ================= =========== =============== ================= ===========


                                 For the three months ended September 30,       For the nine months ended September 30,
                                                   1999                                          1999
                               --------------------------------------------- ---------------------------------------------
                                   Income           Shares           Per         Income           Shares           Per
                                 (Numerator)     (Denominator)      Share      (Numerator)     (Denominator)      Share
                                                                   Amount                                        Amount
                               --------------- ----------------- ----------- --------------- ----------------- -----------
Basic Earnings Per Share:
   Income attributable to
     common stockholders
     from continuing operations            718             6,982 $      0.10           1,032             7,269 $      0.14
                                                                 ===========                                   ===========
Effect of dilutive securities
   Warrants and options                                      516                                           570
   Convertible preferred
    dividend requirements                    2                20                           7                20
                               --------------- -----------------             --------------- -----------------
Diluted Earnings Per Share:
    Income attributable to
     common stockholders and
     assumed conversions from
     continuing operations     $           720             7,518 $      0.10 $         1,039             7,859 $      0.13
                               =============== ================= =========== =============== ================= ===========

4. On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, in a business combination accounted for as a purchase and, on December 15, 1999, sold all of the outstanding capital stock of DigiVision to a group comprised of DigiVision senior management. Accordingly, the financial results of DigiVision have been accounted for as a discontinued operation and reported as an operation sold. The selling price consisted of a $500,000 interest bearing note which, if not paid by December 31, 2000, will increase to $1,000,000. In addition, the Company will be entitled to receive an earn-out based upon annual revenues in excess of $2,000,000. The Company will recognize income on the note receivable and the earn-out when collectibility is reasonably assured. The Company received income from the note receivable in the amount of approximately $20,000 and $40,000 during the three months and nine months ended September 30, 2000, respectively.

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

6. The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of September 30, 2000, the Company had repurchased 1,788,550 shares at an aggregate cost of approximately $11.6 million

7. In December 1998, the Company sold an aggregate of 153,000 shares of Common Stock held in treasury to the senior executive officers of the Company and certain of the Company's independent directors at a purchase price of $8.375 per share, the closing price of the Common Stock on the date of the sale. Substantially all of the purchase price for the shares of Common Stock sold was paid in the form of five-year non-recourse promissory notes aggregating approximately $1.3 million secured by pledges of the underlying Common Stock. The notes bear interest at a rate of 4.52% per annum. In January 1999, the Company sold an additional 10,000 shares of Common Stock to a new independent director at a purchase price of $9.75 per share, the closing price of the Common Stock on the date of sale. The consideration paid was substantially the same as described above, except that the note bears interest at a rate of 4.64% per annum. Such interest represents a non-recourse obligation and, accordingly, the purchase of company shares through the use of non-recourse notes is being accounted for in a manner similar to a variable option plan. Under these guidelines any increase in the fair market value of the related shares in excess of their original purchase price will be recorded as a compensation expense by the Company. At September 30, 2000, the Company recognized $132,000 of non-cash expense relating to these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                      -10-

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


                                                 PERCENTAGE OF REVENUES

                                                           THREE MONTHS             SIX MONTHS
                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                      ----------------------- ----------------------
                                                          2000        1999        2000      1999
                                                      ----------- ----------- ----------- ----------
STATEMENT OF OPERATIONS DATA:
  REVENUES........................................          100.0       100.0       100.0      100.0
  COST OF REVENUES................................           44.6        45.8        47.3       43.1
                                                      ----------- ----------- ----------- ----------
  GROSS PROFIT....................................           55.4        54.2        52.7       56.9
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               22.5        30.8        24.0       31.4
  BUSINESS DEVELOPMENT............................            1.1         2.2         1.4        3.0
  PRODUCT DEVELOPMENT.............................            8.2         6.5         5.8        7.3
  COMPENSATION ATTRIBUTABLE TO STOCK PLAN.........            1.9           -         0.7          -
                                                      ----------- ----------- ----------- ----------
  OPERATING INCOME ...............................           21.7        14.7        20.8       15.2
  OTHER INCOME, NET...............................            6.7         7.3         6.4        8.6
  INCOME TAX PROVISION ...........................          (10.1)       (8.3)       (9.4)      (9.1)
                                                      ----------- ----------- ----------- ----------
  INCOME FROM CONTINUING OPERATIONS ..............           18.3        13.7        17.8       14.7
  PREFERRED STOCK DIVIDEND .......................              *           *           *          *
                                                      ----------- ----------- ----------- ----------
  INCOME ATTRIBUTABLE TO COMMON
     STOCKHOLDERS FROM CONTINUING OPERATIONS......           18.3        13.7        17.8       14.7
                                                      =========== =========== =========== ==========

 * LESS THAN 0.1%

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. For the quarter ended September 30, 2000, revenues increased by $1.9 million, or 36.2%, to $7.2 million from $5.3 million for the quarter ended September 30, 1999. Revenues increased due to an increase in the number of units sold including sales of the SABRE. Consumables, spares, service and other revenues represented 28.4% of revenues for the quarter ended September 30, 2000 as compared to 24.5% in the same quarter last year primarily the result of a larger installed base of the Company's instruments.

     Gross Profit. For the quarter ended September 30, 2000, gross profit increased by $1.1 million, or 39.2%, to $4.0 million from $2.9 million in the 1999 period. As a percentage of revenues, gross profit increased to 55.4% in the quarter ended September 30, 2000 from 54.2% in the 1999 period. The increase in gross profit was primarily attributable to greater revenues.

     Selling, General and Administrative. For the quarter ended September 30, 2000, selling, general and administrative expenses decreased by approximately $11,000, or 0.7%, to $1.6 million. As a percentage of revenues, selling, general and administrative expenses decreased to 22.5% in the 2000 period from 30.8% in the 1999 period as a result of the Company's ability to increase revenues without significantly increasing selling, general and administrative expenses. Selling and marketing expenses increased by approximately $114,000 over the same period of the prior year, primarily due to increased commission expense and personnel costs. General and administrative expenses decreased by $125,000 over the same period of the prior year, primarily due to a reduction in the provision for doubtful accounts.

     Business Development. For the quarter ended September 30, 2000, business development expenses decreased by $35,000, or 29.9%, to $82,000 from $117,000 in the comparable 1999 period. The decrease was the result of lower payroll expenses due to reduced headcount.

     Product Development. For the quarter ended September 30, 2000, product development expenses increased by $250,000, or 73.5%, to $590,000 from $340,000 in the comparable 1999 period. As a percentage of revenues, product development expenses also increased to 8.2% for the quarter ended September 30, 2000 from 6.5% in the comparable 1999 period. The increase was primarily attributable to increased work on applications development. During the period approximately $296,000 of development expense relating to new products utilizing our existing technology was capitalized.

     Operating Income. For the quarter ended September 30, 2000, operating income increased by $782,000, or 101%, to $1.6 million from $776,000 in the comparable 1999 period. As a percentage of revenues, operating income increased to 21.7% for the quarter ended September 30, 2000 from 14.8% in the comparable 1999 period. The increase was due to the combination of factors noted above.

     Other Income and Expense. For the quarter ended September 30, 2000, other income increased by $96,000, or 25.0%, to $480,000 from $384,000 in the comparable 1999 period. The increase was attributable to an increase in interest income.

     Income Taxes. For the quarter ended September 30, 2000, the Company had a tax provision of $727,000, as compared to $440,000 in the comparable 1999 period. The Company's effective tax rate was approximately 36% as compared to 38% for the same period in 1999 due to the utilization of various tax planning strategies.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. For the nine months ended September 30, 2000, revenues increased by $5.1 million, or 32.6%, to $20.7 million from $15.6 million for the nine months ended September 30, 1999. Revenues increased due to the shipment of $4.5 million of equipment to the Government of Israel pursuant to a $6.1 million order received in November 1999 and sales of the SABRE. Consumables, spares, service and other revenues represented 30.5% of revenues for the nine months ended September 30, 2000 as compared to 24.7% in the same period last year primarily as a result of the Israeli contract and a larger installed base of the Company's instruments.

     Gross Profit. For the nine months ended September 30, 2000, gross profit increased by $2.0 million, or 22.9%, to $10.9 million from $8.9 million in the comparable 1999 period. As a percentage of revenues, gross profit decreased to 52.7% in the period ended September 30, 2000 from 56.9% in the comparable 1999 period. The decrease in gross profit percentage was attributable to a large percentage of purchased parts and services used in connection with the Israeli sale and an expansion of the Company's product service department ahead of anticipated revenues.

     Selling, General and Administrative. For the nine months ended September 30, 2000, selling, general and administrative expenses increased by approximately $66,000, or 1.3%, to $5.0 million from $4.9 million in the comparable 1999 period. As a percentage of revenues, selling, general and administrative expenses decreased to 24.0% in the 2000 period from 31.4% in the comparable 1999 period primarily as a result of the Company's ability to increase revenues without significantly increasing selling, general and administrative. Selling and marketing expenses increased by approximately $151,000 over the same period last year and general and administrative expenses decreased by $85,000 over the same period last year.

     Business Development. For the nine months ended September 30, 2000, business development expenses decreased by $167,000, or 36.1% to $295,000 from $462,000 in the 1999 period. The decrease was the result of lower payroll expenses due to reduced headcount.

     Product Development. For the nine months ended September 30, 2000, product development expenses increased by $57,000, or 5.0%, to $1.2 million from $1.1 million in the comparable 1999 period. As a percentage of revenues, product development expenses decreased to 5.8% for the period ended September 30, 2000 from 7.3% in the comparable 1999 period. During the period approximately $451,000 of development expense relating to new products utilizing our existing technology was capitalized.

     Operating Income. For the nine months ended September 30, 2000, operating income increased by $1.9 million, or 82.1%, to $4.3 million from $2.4 million in the 1999 period. As a percentage of revenues, operating income increased to 20.8% from 15.2% in the 1999 period. The increase was due to the combination of factors noted above.

     Other Income and Expense. For the nine months ended September 30, 2000, other income decreased by $24,000, or 1.8%, to $1.3 million. The decrease was attributable to an increase in foreign exchange losses partially offset by an increase in investment and other interest income.

     Income Taxes. For the nine months ended September 30, 2000, the Company had a tax provision of $1.9 million, as compared to $1.4 million in the comparable 1999 period. The Company's effective tax rate is approximately 34.6% as compared to 38% for the same period in 1999 due to the utilization of various tax planning strategies.

     CAPITAL RESOURCES AND LIQUIDITY

     Cash provided by operations was $4.9 million in the nine months ended September 30, 2000, as compared to cash used in operations of $1.9 million, for the same period in 1999. Cash provided by operations in the nine months ended September 30, 2000 resulted primarily from net income of $3.7 million, depreciation, amortization and changes in reserves of $1.9 million, partially offset by net increases in working capital items. Cash used in operations in the nine months ended September 30, 1999, resulted primarily from net increases in working capital items, partially offset by net income of $1.0 million, depreciation, amortization and changes in reserves of $1.2 million and the loss on discontinued operations.

     Cash used in investing activities was $7.1 million in the nine months ended September 30, 2000, as compared to cash provided by investing activities of $8.1 million in the same period in 1999. Cash used in investing activities in the nine months ended September 30, 2000 resulted from the purchase of $5.7 million of marketable securities and the purchase of $1.4 million of equipment. Cash provided by investing activities in the nine months ended September 30, 1999 resulted from the sale of $9.3 million of marketable securities, partially offset by the purchase of $1.2 million of equipment.

     Cash used in financing activities was $3.9 million in the nine months ended September 30, 2000, and $5.0 million in the same period in 1999. Cash used in financing activities in the nine months ended September 30, 2000 resulted from the repurchase of common stock, partially offset by the exercise of options and warrants. Cash used in financing activities in the nine months ended September 30, 1999 resulted primarily from the repurchase of common stock, partially offset by the exercise of options and warrants and partial repayment of a loan from employee.

     The Company's capital expenditures in the nine months ended September 30, 2000 aggregated approximately $1.4 million. Such expenditures consisted primarily of capitalized product development cost, tooling, equipment and computers and software. The Company believes that it will require approximately $150,000 in additional capital investment in tooling, equipment, and facility improvements for the remainder of 2000.

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. to be used for general working capital purposes, including the issuance of standby letters of credit. At September, 2000, $500,000 in standby letters of credit were issued and outstanding and $4.5 million was available under this Facility.

     At December 31, 1999, the Company had approximately $5.8 million of tax loss carryforwards to offset future taxable income in the U.S and $3.7 million of expenses available to offset future taxable income in Canada.

     As of September 30, 2000, the Company had cash and cash equivalents of $20.8 million and marketable securities of $6.9 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares of the Company's outstanding Common Stock. As of September 30, 2000, the Company had repurchased 1,788,550 shares at an aggregate cost of approximately $11.6 million.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's exposure to interest rate risk relates primarily to its investment portfolio. The primary objective of the Company's investment policy is to preserve principal while maximizing yields. The Company's investment portfolio consists of cash and cash equivalents and marketable securities consisting of a diverse mix of high credit quality securities, including U.S. government agency and corporate obligations, certificates of deposit and money market funds. The Company's portfolio has a weighted average maturity of 0.33 years, therefore changes in interest rates will not materially impact the Company's consolidated financial condition. However, such interest rate changes can cause fluctuations in the Company's results of operations and cash flows.

     The Company's $5 million unsecured credit facility has an interest rate based on the prime rate or LIBOR, at the Company's option. The Company currently has no borrowings outstanding under the unsecured credit facility. If the Company should draw down on the unsecured credit facility, interest rate fluctuations could have an impact on the Company's results of operations and cashflows.

     The Company's exposure to foreign currency exchange rate fluctuations is the result of operating throughout the world. The Company has several foreign subsidiaries whose financial statements are recorded in currencies other than U.S. dollars. As these foreign currency financial statements are translated at the end of each reporting period during consolidation, fluctuations in exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded as a component of accumulated comprehensive income within stockholders' equity. In addition, from time to time, the Company enters into sales transactions in currencies other than U.S. dollars. Accordingly, the Company may be impacted by changes in the exchange rate between the time the sale is recorded and the time the trade receivable is collected. Where appropriate, the Company may from time to time hedge these transactions against foreign currency fluctuations. The Company's Canadian operation, on occasion, will hedge its US dollar intercompany receivables. At September 30, 2000, in connection therewith, the Company has $3,000,000 of such forward contracts in place coming due between October 1, 2000 and December 18, 2000. The impact of foreign exchange transactions is reflected in the statement of operations and has not been material.

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



     BARRINGER TECHNOLOGIES INC.
     (Registrant)



     /s/ STANLEY S. BINDER
--------------------------------------------------
     Stanley S. Binder
     Chairman



     /s/ RICHARD S. ROSENFELD
--------------------------------------------------
     Richard S. Rosenfeld, Chief Financial Officer
     (Principal Accounting Officer)





Date: November 6, 2000

                           BARRINGER TECHNOLOGIES INC.

                                INDEX TO EXHIBITS



Exhibit Number                                             Page No.

           27.1   Financial Data Schedule                    18