Form 10-K
period 2000-12-31
BARRINGER TECHNOLOGIES INC
filed 2001-03-20
CIK 10119

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the fiscal year ended December 31, 2000

                         Commission File Number: 0-3207

                           BARRINGER TECHNOLOGIES INC.
                         -------------------------------
                         (Name of issuer in its charter)


          DELAWARE                                                84-0720473
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


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

Yes  X     No
   -----     ------


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, is $32,540,000 as of March 14, 2001.

     State the number of shares of each of the issuer's classes of common stock, outstanding as of the latest practicable date.


                        Outstanding as of March 14, 2001
                        --------------------------------

         Common Stock, $.01 par value             6,898,164

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                     PART I
 Item 1.       Business....................................................   3
 Item 2.       Properties..................................................   9
 Item 3.       Legal Proceedings...........................................   9
 Item 4.       Submission of Matters to a Vote of Security Holders.........   9

                                     PART II

 Item 5.       Market for Common Equity and Related Stockholder Matters....  10
 Item 6.       Selected Financial Data.....................................  11
 Item 7.       Management's Discussion and Analysis........................  12
 Item 7A.      Quantitative and Qualitative Disclosures About Market Risk..  16
 Item 8.       Financial Statements and Supplemental Data..................  17
 Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..................................  17

                                    PART III

 Item 10.      Directors and Executive Officers of the Registrant..........  18
 Item 11.      Executive Compensation......................................  20
 Item 12.      Security Ownership of Certain Beneficial Owners and
                Management.................................................  24
 Item 13.      Certain Relationships and Related Transactions..............  26

                                     PART IV

 Item 14.      Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K........................................  26

 Signatures    ............................................................  30

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

     Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements contained herein. Important factors that could contribute to such differences include, but are not limited to, the development and growth of markets for the Company's products, the Company's dependence on and the effect of governmental regulations on demand for the Company's products, the impact of both foreign and domestic governmental budgeting decisions and the timing of governmental expenditures, the reliance of the Company on a limited number of products, risks related to the start-up of manufacturing of new products, the ability of the Company to penetrate new markets and the dependency of the Company on its ability to successfully develop and market new product applications, the effects of competition, and the effect of general economic and market conditions, as well as conditions prevailing in the markets for the Company's products. Other factors may be described from time to time in the Company's filings with the Securities and Exchange Commission, news releases and other communications. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements set forth above and contained elsewhere in this Form 10-K.

GENERAL

     The Company was incorporated under the laws of the State of Delaware on September 7, 1967.

     The Company is the world's leading manufacturer (based on units sold) of high sensitivity equipment used for detecting and identifying trace amounts of plastic and other explosives and illegal drugs. The Company designs and produces products that employ a proprietary application of ion mobility spectrometry ("IMS") technology that can detect and identify targeted compounds in amounts smaller than one-billionth of a gram in approximately six seconds. The Company's current principal products, the IONSCAN(R), a portable desktop system, the SABRE 2000(R), a handheld particle and vapor system, and the Sentinal Portal, a walk through detection device introduced in October, 2000, are used in explosives and chemical warfare agent detection and drug interdiction applications. As of December 31, 2000, the Company had sold over 2,050 IONSCAN(R) and SABRE 2000(R) units in 55 countries.

     The markets for the Company's products currently include aviation security, other transport security, facilities protection, forensics, military, corrections, customs, law enforcement and civil domestic preparedness. The Company's customers include the

Federal Aviation Administration (the "FAA"), the BAA, the U.S. Air Force, the U.S. Coast Guard, the U.S. Drug Enforcement Agency (the "DEA") and the Federal Bureau of Investigation (the "FBI"), the Government of Israel, as well as customs agencies in France, Canada, Australia and Japan and various prison facilities in the U.S. and elsewhere. The Company's products are also installed at over 125 airports and transportation centers in countries throughout the world, including Gatwick Airport and Heathrow Airport in the United Kingdom and Kuala Lumpur Airport in Malaysia, as well as the Eurotunnel. In the United States alone, there are approximately 460 IONSCAN(R)s installed in 85 airports such as John F. Kennedy International Airport and Chicago O'Hare International Airport. The Company believes that its principal competitive advantages are the detection capability, reliability, versatility, cost effectiveness, ease of use, portability and after-market service of the its products. These advantages enable the IONSCAN(R) to be used both in lieu of and in conjunction with bulk imaging technologies, such as enhanced x-ray and computer aided tomography ("CATSCAN").

     The Company believes that many of the markets it serves are experiencing substantial growth, principally in reaction to heightened security concerns caused by the threat of terrorism and increased public awareness of drug-related criminal activity. The Company believes that the deployment of advanced detection equipment, such as those sold by the Company, will continue to increase as the acceptance of using such equipment to combat these concerns increases. For example, in 2000, the Company received an order valued at $6.1 million to provide its IONSCAN(R) equipment to the Government of Israel for various security related operations and an order from the BAA valued at approximately $2.7 million for deployment of the IONSCAN(R) at its airports in the United Kingdom. Additionally, the Company has continued to be a major supplier of trace detection equipment to the FAA. In 2000, the Company delivered approximately $2.6 million of IONSCAN(R)s to the FAA and signed a three-year contract to supply up to 800 additional units.

     The Company believes that there are numerous potential applications for its trace detection technology that can be applied to new markets with greater revenue and profit potential. The Company has developed a long-term strategic plan designed to develop a variety of platforms and new applications in order to expand into diversified markets. During 2000, the Company completed the development of its Sentinel walk-through portal, designed to non-invasively screen people for the presence of explosives, narcotics or chemical warfare agents. The Company believes that the portal market will include airport security screening checkpoints, military bases, nuclear facilities, embassies, and other high risk government and commercial facilities. The Company believes its complementary suite of detector platforms will provide greater reach into the security marketplace. Additionally, the Company's automated trace detector
(ATD) project is nearing completion, with the first prototype expected to be delivered to the FAA during the second quarter of 2000. During the year, the Company received Phase III authorization and funding from the FAA to develop the prototype, based upon successful demonstration of the detailed design of the ATD. The ATD will provide the capability of automatically screening up to 720 bags per hour using the Company's IONSCAN(R) trace detection technology.


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

     While implementation of advanced detection strategies has varied significantly around the world, the Company believes that aviation authorities, including the FAA, have generally recognized that no one detection technology provides a complete solution to the problem of enhancing existing security systems. Consequently, trace detection technology is frequently deployed as a complement to bulk imaging equipment to resolve anomalies identified by bulk detectors and in applications where it is impractical to use the larger, less mobile bulk imaging detectors, such as checking carry-on baggage. Trace detection technology is also deployed in lieu of bulk imaging equipment in certain installations because of its relatively low cost, particularly in smaller airports and in less developed countries.

     The development and deployment of advanced explosives detection technology is being driven by government initiatives in the United States and elsewhere in the world. For example, in response to the recommendations of the White House Commission on Aviation Safety and Security (the "Gore Commission"), since October 1996, the U.S. Congress appropriated in excess of $500 million for the procurement of advanced explosives detection technology. An additional $100 million has been appropriated for fiscal year 2001, which the FAA is using to deploy such technology in approximately 400 U.S. airports.

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

     Drug Interdiction

     As a result of increased illegal drug usage, particularly among children under 18, a heightened public awareness of drug-related criminal activity generally, and the use of more sophisticated techniques by drug traffickers, government agencies have increased their spending on drug interdiction efforts. The use of conventional x-ray scanning, random searches and canines has had limited success in suppressing illegal drug trafficking. Accordingly, customs and law enforcement agencies have turned to advanced detection technology to assist in their drug detection and interdiction efforts. For example, the U.S. Coast Guard has deployed trace detection equipment onboard its ships to search vessels at sea for illegal drugs. Similarly, prisons in the U.S. and elsewhere are employing trace detection equipment to reduce illegal drug use.

     Chemical Warfare

     Weapons of mass destruction have become a major threat in the United States and around the world over the past several years. The subway attack in Japan several years ago demonstrated how vulnerable we are to such a chemical warfare attack. During 2000, the Company completed the development of chemical warfare agent detection capabilities for both its IONSCAN(R) and SABRE 2000(R) detectors. The Company believes that the detector market for "first responders" for domestic preparedness against chemical agent attacks, and growing civil defense efforts are increasing their focus on detection capabilities. The Company believes that the SABRE 2000(R) is uniquely suited for this application because it can also detect explosives and narcotics in addition to chemical warfare agents, providing a multi-use capability for potential users.

     Other Applications

     Pursuant to the Company's long term strategic development plan, the Company has begun to develop new applications for its ion mobility spectrometer platforms. Progress was made during 2000 in developing detection capabilities for the life science industry, principally in the pharmaceutical and chemical industries. Several pharmaceutical companies currently are testing our IONSCAN(R) equipment for assessment of this technology for use in a variety of analytical applications. Various process control applications have also been developed in response to specific customer requests, and marketing efforts are underway to exploit associated new market areas with these applications.


SALES AND MARKETING

     The Company sells its products through a direct sales organization comprised of 42 sales and service employees located at its headquarters in New Jersey and at offices in Toronto, London, Paris and Kuala Lumpur. In addition, the Company utilizes a network of 70 independent sales and service representatives located in North America, Europe, the Middle East, Africa, Asia, South America and Australia. The Company's sales and marketing efforts typically involve extensive customer visits, demonstrations and field testing. Sales prospects generally are targeted by the Company or its independent sales representatives, although the Company also responds to requests for proposals.

     Once a sale is consummated, the Company provides training to teach operators how to use the equipment, including proper sampling techniques. The Company generally provides a one-year parts and labor warranty on its instruments, although from time to time the Company has provided extended warranties. To date, the Company's warranty claims experience has not been significant.

     Currently, approximately 20% - 25% of the Company's revenues are from the sale of consumables, accessories, spare parts, service and maintenance contracts. As more units are deployed, the Company believes that this revenue source will grow.

     For the year ended December 31, 2000, the Government of Israel accounted for approximately 18.2% and the FAA accounted for approximately 9.4% of consolidated revenues of the Company and for the years ended December 31, 1999 and 1998, the FAA accounted for approximately 48.3% and 48.1%, respectively, of consolidated revenues of the Company.

BACKLOG

     The Company measures its backlog of instrument revenues as orders for which contracts or purchase orders have been signed, but that have not yet been shipped and for which revenues have not yet been recognized. The Company includes in its backlog only those customer orders that are scheduled for delivery within the next 18 months. The Company typically ships its products within three weeks of receiving an order. The Company follows the practice of manufacturing to a sales forecast in order to have inventory available to meet anticipated demand promptly. As a result, the Company has not historically maintained a material backlog of orders for its instruments and, in the ordinary course of business, intends to have sufficient inventory of product on hand to allow shipment upon receipt of an order. However, depending on the size and timing of customer orders, the Company may, from time to time, have a backlog of orders. At December 31, 2000, 1999 and 1998, the Company had backlog of $1.1 million, $1.1 million and $750,000, respectively. It is expected that approximately $850,000 of the Company's backlog will ship during 2001 with the balance shipping at various times pursuant to a contractual schedule.

MANUFACTURING AND ASSEMBLY

     The Company assembles its products from components supplied to it by various suppliers and parts manufactured internally. Once an instrument is assembled, it is "burned in" under varying environmental conditions for a period of time to assure that it is functioning properly. After successful completion of this procedure, the instrument is ready for shipment to a customer.

     Although many of the basic components of the instruments, such as integrated circuits, resistors, capacitors, liquid crystal displays and other similar components, are readily available from a number of sources, the Company typically purchases such components from single suppliers. A limited number of components and sub-assemblies are manufactured for the Company pursuant to the Company's proprietary specifications, but the Company does not believe it is dependent on any single source for these items. To date, the Company has not experienced any material difficulty in obtaining any components or sub-assemblies.

COMPETITION

     The Company competes with other entities, including Intelligent Detection Systems, Inc., Ion Track Instruments Inc. and Thermedics Detection Inc. Principal competitive factors include selectivity (the ability of an instrument to identify the presence of a particular substance), sensitivity (the ability of an instrument to detect small amounts of a particular substance), false alarm rate, price, marketing, ease of use and speed of analysis. The Company believes that it competes effectively with respect to each of these factors.

     The Company competes for government expenditures with equipment manufacturers, such as InVision Technologies, Inc. and Perkin Elmer, which utilize other types of detection technologies, such as enhanced x-ray and CATSCAN, as well as with manufacturers of other IMS equipment and manufacturers using other trace particle detection technologies, such as gas chromatography and chemiluminescence. Because trace particle detection equipment is used in certain instances to verify detection results obtained by bulk imaging systems, the IONSCAN(R) and other trace particle detection products are often used in conjunction with bulk imaging technologies.

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

PRODUCT DEVELOPMENT

     The Company incurred $2.5 million, $1.8 million and $2.2 million, on product development activities for the years ended December 31, 2000, 1999 and 1998, respectively, of which $908,000, $324,000 and $386,000, respectively, were funded under various grants and contracts. Substantially all of the Company's product development activities have related to the development and enhancement of the Company's IMS technology and the development of new products.

     During 2000, the Company completed the development of the Sentinel, a walk-through chemical detection portal that was developed for the FAA. See "Other Products" above.

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

     The Company's Sentinel portal utilizes preconcentration technology developed by and licensed from Sandia National Laboratories ("Sandia"). The Company has entered into a license agreement with Sandia for the exclusive rights to this technology for portal applications utilizing ion mobility spectrometry technology.

EMPLOYEES

     As of December 31, 2000, the Company had 144 full-time employees, of whom 54 were engaged in manufacturing, 33 were engaged in product development activities and 57 were engaged in sales, service and general administration. 18 employees have advanced degrees (including 13 doctorates). None of the Company's employees is represented by a union, and the Company considers its relationships with its employees to be satisfactory.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC DATA AND EXPORT SALES

     For information with respect to financial information about geographic data and export sales, reference is made to the information set forth in Note 10 to the Consolidated Financial Statements of the Company included herein.

RECENT DEVELOPMENTS

     On March 8, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Smiths Industries Aerospace & Defense Systems Inc. ("Smiths"), an affiliate of Smiths Group plc, which provides for Smiths to acquire the Company in a cash merger. The Company's stockholders will receive $11.05 in cash, for each share of common stock of the Company they own immediately before the effectiveness of the merger. The merger is subject to stockholder approval and other customary conditions to closing and is expected to close in the second quarter of 2001. A copy of the Merger Agreement has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES.

     The Company does not own any real property and currently conducts its operations at the following leased premises:

                                                                         APPROX-
                                                                          IMATE
                                                                          SQUARE          ANNUAL             LEASE
       LOCATION                      DESCRIPTION OF FACILITY             FOOTAGE        LEASE COST        EXPIRATION
       --------                      -----------------------             -------        ----------        ----------
30 Technology Drive                 Corporate headquarters,               28,128         $528,000        June 2008 (1)
Warren, New Jersey                  research, sales, customer
07059                               support, assembly and
                                    warehousing

1730 Aimco Boulevard                Research, manufacturing               28,380         $106,000       September 2005
Mississauga, Ontario,               and assembly, sales,
Canada L4W 1V1                      customer support and
                                    administrative

Village Fret BAT-3453               Sales and customer                     2,500          $43,000         August 2001
BP 10614-4                          support
Rue du Te
95724, Roissy C.D.G.
France

Unit 3 at Manor Royal               Sales and customer                     1,560          $19,000          July 2001
Crawley, West Sussex                support
England RH10 2QU

No. 21-1 Jalan 3176 D               Sales and customer                     1,200          $17,000        November 2001
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been included in the Nasdaq Stock Market under the symbol "BARR." The following table sets forth, for the periods indicated, the high and low sales price information for the Common Stock as reported on the Nasdaq Stock Market.



                                               HIGH                LOW
Fiscal 1999
  First quarter                             $10 9/16            $5 13/16
  Second quarter                              7 1/2              5  1/4
  Third quarter                               6 1/2              5
  Fourth quarter                              7 1/8              4  7/8

Fiscal 2000
  First quarter                              $7 31/32           $4 13/32
  Second quarter                              7 7/16             5  1/2
  Third quarter                               9  7/8             5 13/32
  Fourth quarter                             10 11/16            7 1/16

Fiscal 2001                                  10 7/8              7 1/4
  First quarter (through March 14, 2001)

     On March 14, 2001, the last reported sale price of the Common Stock on the Nasdaq Stock Market was $10.75 per share. As of March 14, 2001, the Company had approximately 533 stockholders of record.

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

         None.

ITEM 6. SELECTED FINANCIAL DATA

                       SUMMARY CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                  1996            1997             1998            1999           2000
                                                  ----            ----             ----            ----           ----
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA (1):
  Revenues                                       $10,382         $21,841         $19,321         $19,831         $27,581
  Gross profit                                     5,480          13,699          12,398          11,007          14,296
  Operating income                                 1,596           4,995           2,565           2,383           5,027
  Income tax (benefit)                              (391)           (371)         (1,107)          1,468           2,066
  Income from continuing
    operations                                     2,059           5,754           5,258           2,578           4,646
  Net income                                       2,059           5,754           4,431           1,278           4,646
  Preferred stock dividends                          (39)            (12)            (10)             (9)             (8)
  Net income attributable
    to common stockholders                         2,020           5,742           4,421           1,269           4,638
  Income per common share
    from continuing
    operations (diluted)                           $0.46           $0.92           $0.69           $0.33           $0.63
  Net income per common
    share (diluted)                                $0.46           $0.92           $0.58           $0.16           $0.63
  Weighted average common shares
    outstanding (diluted)                          4,440           6,257           7,612           7,752           7,407


CONSOLIDATED BALANCE SHEET DATA:
  Working capital                                $14,271         $19,664         $45,697         $41,969         $42,320
  Current assets                                  16,624          24,037          49,056          44,882          47,806
  Total assets                                    17,323          25,608          52,644          48,765          52,271
  Current liabilities                              2,353           4,373           3,359           2,913           5,486
  Long-term liabilities                              117             121             145             286             432
  Stockholders' equity                            14,853          21,114          49,140          45,253          45,852



(1) Amounts for the year ending December 31, 1998, have been restated to reflect DigiVision as an operation held for sale. DigiVision was acquired on April 30, 1998 and sold December 16, 1999. Amounts for the years ending December 31, 1996 through 1999 have been reclassified to conform to the current years presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     The following table sets forth certain income and expense items from the Company's consolidated statements of operations expressed as a percentage of revenues for the periods indicated. The Company considers itself a single reporting business entity.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                  1998             1999              2000
                                                                                  ----             ----              ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
CONTINUING OPERATIONS:
Revenues                                                                         100.0%           100.0%            100.0%
Cost of revenues                                                                  35.8             44.5              48.2
                                                                                 -----            -----             -----
Gross profit                                                                      64.2             55.5              51.8
                                                                                 -----            -----             -----
Operating expenses:
Selling, general and administrative                                               38.9             31.3              25.6
Business development                                                               2.7              4.7               2.2
Product development                                                                9.3              7.5               5.8
                                                                                 -----            -----             -----
Total operating expenses                                                          50.9             43.5              33.6
                                                                                 -----            -----             -----
Operating income                                                                  13.3             12.0              18.2
Other income, net                                                                  8.2              8.4               6.1
Income tax (provision) benefit                                                     5.7             (7.4)             (7.5)
                                                                                 -----            -----             -----
Income from continuing operations                                                 27.2             13.0              16.8
Preferred stock dividends                                                           --*              --*               --*
                                                                                 -----            -----             -----
Income from continuing operations
 attributable to common stockholders                                              27.2%            13.0%             16.8%
                                                                                 =====            =====             =====

 * Less than 0.1%.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

     Revenues. For the year ended December 31, 2000 revenues increased by $7.8 million, or 39.1%, to $27.6 million from $19.8 million for the year ended December 31, 1999. Sales of equipment and related products increased by $7.4 million, or 37.5%, due to an increase of 59.0% in the number of units sold, and an increase of 61.9% in the sale of consumables and related products, offset in part by a decrease in the average unit selling prices of the Company's IONSCAN(R) detectors. The increase in unit sales resulted primarily from sales of the Company's recently introduced handheld SABRE 2000(R) detector in addition to sales of IONSCAN(R)s under two large contracts, one from the Government of Israel and the other from the BAA (formerly known as the British Airport Authority). The increase in sales of consumables and related products was due to significant IONSCAN(R) sales to the aviation security market, primarily to the airlines whose usage of consumables is high. The decrease in average unit selling prices resulted primarily from increased competitive activity. The Company believes that competitive factors will continue to pressure gross margins in future periods.

     Gross Profit. For the year ended December 31, 2000, gross profit increased by $3.3 million, or 29.9%, to $14.3 million from $11.0 million in 1999. As a percentage of revenues, gross profit decreased to 51.8% in the year ended December 31, 2000 from 55.5% in 1999. The decrease in gross profit percentage was primarily attributable to a decrease in the average unit selling price of the Company's IONSCAN(R) instruments and increased manufacturing and other costs attributable to the SABRE 2000(R) product line.

     Selling, General and Administrative. For the year ended December 31, 2000, selling, general and administrative expenses increased by approximately $878,000, or 14.2%, to $7.1 million from $6.2 million in 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 25.6% in the year ended December 31, 2000 from 31.3% in 1999 primarily as a result of increased efficiency by the Company. Selling and marketing expenses increased by approximately $627,000 and general and administrative expenses increased by $251,000 over the same period last year, primarily attributable to increased payroll costs.

     Business Development. For the year ended December 31, 2000, business development expenses decreased by $329,000, or 35.3%, to $604,000 from $903,000 in 1999, primarily as a result of a reduced level of business development activity. In addition, 1999 business development expenses included significant costs associated with a proposed acquisition that was not completed.

     Product Development. For the year ended December 31, 2000, product development expenses increased by $96,000, or 6.4%, to $1.6 million from $1.5 million in 1999. As a percentage of revenues, product development expenses decreased to 5.8% for the fiscal year ended December 31, 2000 from 7.5% in 1999. Management expects to incur increased product development expenses in future periods in connection with the enhancement of existing products and the development of new products and applications.

     Operating Income. For the year ended December 31, 2000, operating income increased by $2.6 million, or 111%, to $5.0 million from $2.4 million in 1999. As a percentage of revenues, operating income increased to 18.2% from 12.0% in 1999. The increase is due to the combination of factors noted above.

     Other Income and expense. For the year ended December 31, 2000, other income increased by $22,000, or 1.3%, to $1.7 million. The increase was attributable primarily to an increase in investment income, partially offset by increased foreign exchange losses.

     Income Taxes. For the year ended December 31, 2000, the Company had a tax provision of $2.1 million, as compared to $1.5 million in 1999. The Company's effective tax rate is 30.8% as compared to 36.3% in 1999 due to foreign income taxed at lower rates.

     As of December 31, 2000, the Company had U.S. net operating loss carryforwards of approximately $2.2 million which will carry over to future years to offset U.S. federal taxable income. The substantial portion of the net operating loss carryforward will expire in the year 2010. In addition, the Company has approximately $1.6 million of excess expenses relating to its Canadian operations that can be used to offset future Canadian income.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31,
1998

CONTINUING OPERATIONS:

     Revenues. For the year ended December 31, 1999 revenues increased by $510,000, or 2.6%, to $19.8 million from $19.3 million for the year ended December 31, 1998. Sales of IONSCAN(R)s and related products increased by $437,000, or 2.3%, due to an increase of 1.4% in the number of units sold and an increase of 46.3% in the sale of consumables and related products, offset in part by a 9.2% decrease in the average unit selling price. The increase in sales of consumables and related products was due to significant IONSCAN(R) sales to the aviation security market, primarily to the airlines whose usage is high. The decrease in average unit selling prices resulted primarily from increased competitive activity.

     Gross Profit. For the year ended December 31, 1999, gross profit decreased by $1.4 million, or 11.0%, to $11.0 million from $12.4 million in 1998. As a percentage of revenues, gross profit decreased to 55.5% in the year ended December 31, 1999 from 64.2% in 1998. The decrease in gross profit percentage was primarily attributable to a decrease in the average unit selling price of the Company's IONSCAN(R) instruments that was only partially offset by reduced production costs.

     Selling, General and Administrative. For the year ended December 31, 1999, selling, general and administrative expenses decreased by approximately $1.3 million, or 17.4%, to $6.2 million from $7.5 million in 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 31.3% in the year ended December 31, 1999 from 38.9% in 1998. Selling and marketing expenses decreased primarily due to a $115,000 recovery of certain marketing and selling expenses, reduced payroll and related costs associated with personnel transferred to the service department whose costs are recorded in cost of revenues and other meeting expenses. General and administrative expenses decreased primarily as a result of reduced bad debt expense and reduced incentive compensation, partially offset by increased payroll and related expense and increased occupancy expense.

     Business Development. For the year ended December 31, 1999, business development expenses increased by $415,000, or 80.1%, to $933,000 from $518,000 in 1998. The increase was attributable primarily to costs associated with a proposed acquisition that was not completed, additional payroll and related costs and investment banking fees.

     Product Development. For the year ended December 31, 1999, product development expenses decreased by $316,000, or 17.5%, to $1.5 million from $1.8 million in 1998. As a percentage of revenues, product development expenses decreased to 7.5% for the fiscal year ended December 31, 1999 from 9.3% in 1998.

     Operating Income. For the year ended December 31, 1999, operating income decreased by $182,000, or 7.1%, to $2.4 million from $2.6 million in 1998. As a percentage of revenues, operating income decreased to 12.0% from 13.3% in 1998. The decrease is due to the combination of factors noted above.

     Other Income and expense. For the year ended December 31, 1999, other income increased by $77,000, or 4.9%, to $1.7 million from $1.6 million in 1998. The increase was attributable primarily to an increase in foreign exchange gain, partially offset by reduced investment income.

     Income Taxes. For the year ended December 31, 1999, the Company had a tax provision of $1.5 million composed of net foreign taxes of $106,000 and US federal and state taxes of $1.4 million, as compared to a net tax benefit of $1.1 million in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $8.0 million in 2000, $663,000 in 1999 and $2.8 million in 1998. Cash provided by operations in 2000 resulted primarily from net income of $4.6 million, adjusted for depreciation and amortization of $1.1 million, deferred taxes of $1.4 million and $1.3 million in non-cash working capital items, partially offset by changes in accounts receivable and inventory reserves and other. Cash provided by operations in 1999 resulted primarily from net income of $1.3 million, adjusted for depreciation and amortization of $859,000, deferred taxes of $728,000, loss from operation sold of $1.3 million, changes in accounts receivable and inventory reserves and other, partially offset by $3.6 million in non-cash working capital items. Cash provided by operations in 1998 resulted primarily from net income of $4.4 million, adjusted by depreciation and amortization of $741,000, losses associated with operation sold of $1.3 million, changes in accounts receivable and inventory reserves, partially offset by deferred taxes of $1.6 million, and $1.4 million in non-cash working capital items.

     Cash used in investing activities in 2000 was $8.5 million and resulted primarily from purchases of marketable securities and equipment. Cash provided by investing activities in 1999 was $12.7 million and resulted primarily from the sale of marketable securities of $14.4 million, partially offset by capital expenditures of $1.7 million. Cash used in investing activities in 1998 was $15.4 million and resulted primarily from the purchase of marketable securities, capital expenditures and the acquisition of DigiVision.

     Cash used in financing activities in 2000 of $3.9 million was primarily the result of the acquisition of $4.8 million of treasury stock, partially offset by the cash received from exercise of warrants and options. Cash used in financing activities in 1999 of $5.2 million was primarily the result of the acquisition of $5.3 million of treasury stock. Cash provided by financing activities in 1998 was $23.3 million and resulted primarily from the net proceeds of the Company's public offering of common stock aggregating $25.2 million, offset in part by the purchase of treasury stock.

     The Company's capital expenditures in 2000 aggregated approximately $1.7 million. Such expenditures consisted primarily of production equipment, computer hardware and related software and cost related to the development of certain of the Company's new products. The Company believes that it will require approximately $900,000 in capital investment in additional tooling, equipment and facility improvements to meet its anticipated production levels for 2001.

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. to be used for general working capital purposes, including the issuance of standby letter of credit. At December 31, 2000, $4.5 million was available under this facility.

     The Company has approximately $2.2 million of tax loss carryforwards to offset future taxable income in the U.S. and $1.6 million of expenses available to offset future taxable income in Canada.

     As of December 31, 2000, the Company had cash and cash equivalents of $22.5 million and marketable securities of $8.2 million. The Company believes that its existing cash balances, marketable securities and income from operations in future periods will be sufficient to fund its working capital requirements for at least the next twelve months.

     The Company's Board of Directors has approved a common stock repurchase program under which the Company is authorized to repurchase up to 2,000,000 shares of its outstanding common stock. As of December 31, 2000, the Company had repurchased 1,788,550 shares at an aggregate cost of approximately $11.6 million.

INFLATION

     Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

YEAR 2000 COMPLIANCE

     The Company's cost of achieving Year 2000 compliance was not material to its results of operations or financial condition.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for the Company during the first quarter of 2001. SFAS requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any significant derivative or hedging activities, and, as such does not expect that the adoption of SFAS No. 133, as amended, would have a material effect on its financial statements.

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

     The Company's $5 million unsecured credit facility has an interest rate based on the prime rate or LIBOR, at the Company's option. The Company currently has no borrowing outstanding under the unsecured credit facility. If the Company should draw down on the unsecured credit facility, interest rate fluctuations could have an impact on the Company's results of operations and cash flows.

     The Company's exposure to foreign currency exchange rate fluctuations is the result of operating in a number of countries throughout the world. The Company has several foreign subsidiaries whose financial statements are recorded in currencies other than U.S. dollars. As these foreign currency financial statements are translated at the end of each reporting period during consolidation, fluctuations in exchange rates between the foreign currency and the U.S. dollar increase or decrease the value of those investments. These fluctuations are recorded as a component of accumulated comprehensive income within stockholders' equity. In addition, from time to time, the Company enters into sales transactions in currencies other than U.S. dollars. Accordingly, the Company may be impacted by changes in the exchange rate between the time the sale is recorded and the time the trade receivable is collected. Where appropriate, the Company may from time to time hedge these transactions against foreign currency fluctuations. During 2000, the Company did not engage in any hedging transactions. The impact of foreign exchange transactions is reflected in the statement of operations and has not been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     Financial statements are contained on pages F-1 through F-21.

QUARTERLY RESULTS OF OPERATIONS -

     The following table sets forth certain consolidated statements of operations data for each of the quarters in the two-year period ended December 31, 2000. This data is unaudited but, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for fair presentation of this information in accordance with generally accepted accounting principles. See Note 12 of Notes to Consolidated Financial Statements. On December 16, 1999, the Company sold its DigiVision operation, accordingly where appropriate, results have been re-stated. See Note 13 of Notes to Consolidated Financial Statements.

                                                                       QUARTER ENDED
                                                                       -------------
                                  MAR 31,     JUN 30,    SEP 30,    DEC 31,     MAR 31,     JUN 30,    SEP 30,    DEC 31,
                                   1999        1999       1999       1999        2000        2000       2000       2000
                                   ----        ----       ----       ----        ----        ----       ----       ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                          $4,893     $5,427     $5,261     $4,250       $4,783     $8,713     $7,166     $6,919
Cost of revenues                   2,016      2,297      2,407      2,104        2,391      4,187      3,194      3,513
                                  ------     ------     ------     ------       ------    -------     ------     ------
  Gross profit                     2,877      3,130      2,854      2,146        1,621      4,526      3,972      3,406
                                  ------     ------     ------     ------       ------    -------     ------     ------
Operating expenses:
  Selling, general and
    administrative                 1,674      1,600      1,621      1,305        1,621      1,730      1,742      1,985
  Business development               194        151        117        471          111        102         82        309
  Product development                504        296        340        351          291        316        590        390
                                  ------     ------     ------     ------       ------    -------     ------     ------
Total operating expenses           2,372      2,047      2,078      2,127        2,023      2,148      2,414      2,684
                                  ------     ------     ------     ------       ------    -------     ------     ------
Operating income from
 continuing operations               505      1,083        776         19          369      2,378      1,558        722
Other income, net                    502        447        386        330          400        429        480        376
Income tax                          (377)      (600)      (442)       (63)        (260)      (955)      (727)      (124)
                                   -----     -------   -------      -----        -----     ------      -----      -----
Income from continuing
 operations                          630        930        720        286          509      1,852      1,311        974
Operation sold, net of tax          (130)    (1,111)        --        (47)         --          --         --         --
                                  ------     ------      -----      -----       ------     ------      -----     ------
Net income (loss)                   $500      $(181)      $720       $239         $509     $1,852     $1,311       $974
                                  ======     ======      =====      =====       ======     ======     ======     ======

 Net income (loss) per common
  share*:
   Continuing operations:
     Basic                         $0.08      $0.13      $0.10      $0.04        $0.07      $0.25      $0.19      $0.14
                                  ======     ======     ======     ======       ======     ======     ======     ======
     Diluted                       $0.08      $0.12      $0.10      $0.04        $0.07      $0.24      $0.18      $0.13
                                  ======     ======     ======     ======       ======     ======     ======     ======

   Net income:
     Basic                         $0.06     $(0.03)     $0.10      $0.03        $0.07      $0.25      $0.19      $0.14
                                  ======     ======     ======     ======       ======     ======     ======     ======
     Diluted                       $0.06    $ (0.03)     $0.10      $0.03        $0.07      $0.24      $0.18      $0.13
                                  ======     ======     ======     ======       ======     ======     ======     ======

* The total of each year's quarterly results may not equal the reported results for the respective years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Company's executive officers and directors as of March 1, 2001.

     NAME                  AGE                               POSITION
     ----                  ---                               --------

Stanley S. Binder           59      Chairman of the Board and Chief Executive Officer
John H. Davies              64      Vice Chairman and Director, Chief Executive Officer of BRL
Kenneth S. Wood             49      President, Chief Operating Officer and Director
Richard S. Rosenfeld        54      Executive Vice President-Operations, Chief Financial Officer,
                                       Treasurer and Secretary
John D. Abernathy           63      Director
Richard D. Condon           66      Director
John J. Harte               59      Director
Lorraine M. Lavet           40      Director
James C. McGrath            58      Director

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

     Mr. Richard S. Rosenfeld. Mr. Rosenfeld is a certified public accountant. He joined the Company in January 1992 and has served as Executive Vice President-Operations since March 2001, and Vice President of Finance, Chief Financial Officer and Treasurer of the Company since July 1993 and as Secretary of the Company since May 1998.

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

     Mr. John J. Harte, Director since 1986. Mr. Harte is a certified public accountant and is President and CEO of Mid-Lakes Distributing Inc., a manufacturer and distributor of heating and air conditioning parts and equipment located in Chicago, Illinois. Prior to that, he served as Vice President of Mid-Lakes Distributing Inc. From 1991 until January 1997, Mr. Harte also was Vice President, Special Projects, of the Company. Mr. Harte also serves as a director and Chairman of the board of IBNET Inc., a global internet company. Mr. Harte is a member of the Audit and Finance, Executive Compensation, Strategic Planning and Technology, and Nominating Committees of the Board.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act, the Company's directors, executive officers, and persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any changes in such ownership to the Securities and Exchange Commission. These persons are also required to furnish the Company with a copy of all Section 16(a) forms they file. The Company is obligated to disclose any failures to, on a timely basis, file such reports. To the Company's knowledge, based solely on a review of such reports and any amendments thereto which have been furnished to the Company, the Company has not identified any reports that were not filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth a summary of all compensation paid for the last three fiscal years to the Chief Executive Officer of the Company and each of the other executive officers of the Company whose total annual salary and bonus are $100,000 or more (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                -------------------               ----------------------
                                                                                       SECURITIES
                                                                           RESTRICTED  UNDERLYING                   ALL OTHER
       NAME AND            FISCAL    SALARY     BONUS(1)   OTHER ANNUAL      STOCK      OPTIONS/        LTIP       COMPENSATION
  PRINCIPAL POSITION        YEAR       ($)         ($)   COMPENSATION ($)   AWARD(s)     SARs (#)     PAYOUTS ($)    ($)(1 4)
  ------------------        ----       ---         ---   ----------------  --------     --------     -----------     --------

Stanley S. Binder           2000    $270,400   $295,000         --             --       150,000          --         $126,885(3)
   Chairman and Chief       1999     260,000    100,000         --             --           --           --           89,385
   Executive Officer        1998     250,000    182,000         --             --        87,500(2)       --           69,265

John H. Davies*             2000     161,500     30,000         --             --        40,000          --           50,000
   Vice Chairman            1999     152,888        --          --             --          --            --           38,232
                            1998     149,782     46,000         --             --        34,000(2)       --           45,815

Kenneth S. Wood             2000     186,720    160,000         --             --       120,000          --           44,618(3)
   President and Chief      1999     170,625     65,000         --             --          --            --           28,670
   Operating Officer        1998     164,063     65,000         --             --        31,500(2)       --           29,040

Richard S. Rosenfeld        2000     135,200    110,000         --             --        80,000          --           33,560(3)
   Vice President-Finance,  1999     130,000     25,000         --             --          --            --           21,960
   Chief Financial Officer  1998     125,000     34,000         --             --        27,300(2)       --           22,720


* Amounts converted to U.S. dollars at the average exchange rate for the respective year.

(1) Includes amounts contributed by the Company pursuant to the Company's tax-qualified 401(k) deferred compensation plan ("401(k) Plan"). The Plan provides for the Company to make matching contributions to the participants in the 401(k) Plan equal to 100% of the first 5.0% of a participant's salary contributed. Company contributions to the 401(k) Plan vest proportionately over a five-year period, commencing at the end of the participant's first year with the Company. Amounts paid during 2000 on behalf of the Named Executive Officers were $8,500, $8,000, $8,500 and $8,000 for Messrs. Binder, Davies, Wood and Rosenfeld, respectively.

(2)  Represents repricing of options previously granted.

(3) Includes premiums paid by the Company for term life insurance for Mr. Binder, Mr. Wood and Mr. Rosenfeld during 2000 in the amounts of $9,385, $1,118 and $1,560, respectively.

(4) Includes amounts accrued pursuant to the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). Amounts accrued during 2000 for the Named Executive Officers were $109,000, $42,000, $35,000 and $24,000 for Messrs. Binder, Davies, Wood and Rosenfeld, respectively.

     Effective January 1, 1998, the Company adopted the SERP Plan. The SERP Plan provides eligible participants with certain retirement benefits supplemental to the Company's 401(k) Plan. Pursuant to the SERP Plan, the Company makes annual contributions to the account of each participant equal to a variable percentage of the participant's base salary and annual cash bonus depending on the Company's achievement of certain performance targets. The actual percentage contribution is determined by the Executive Compensation Committee, subject to certain parameters. A participant becomes vested under the SERP Plan after five years of participation therein. A participant may elect to receive benefits under the SERP Plan commencing at age 60 and is entitled to receive either a lump-sum payment of his or her account balances upon retirement or to use the account balance to purchase an annuity. In the event of the termination of a participant's employment under certain circumstances set forth in the SERP Plan, the participant is entitled to receive his or her account balance whether or not the participant has become vested under the SERP Plan. Currently, each of the Named Executive Officers participates in the SERP Plan.

OPTION GRANTS

The following table summarizes certain information relating to the grant of options to purchase Common Stock to each of the Named Executive Officers:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                               NUMBER OF      PERCENT OF TOTAL
                              SECURITIES        OPTIONS/SARS                                  POTENTIAL REALIZABLE VALUE
                              UNDERLYING         GRANTED TO       EXERCISE OR                 OF ASSUMED ANNUAL RATES OF
                             OPTIONS/SARs       EMPLOYEES IN      BASE PRICE    EXPIRATION     STOCK PRICE APPRECIATION
NAME                         GRANTED(#)(2)       FISCAL YEAR        ($/SH)         DATE             FOR OPTION TERM
----                         -------------       -----------        ------      ----------     -------------------------
                                                                                                   5%              10%
                                                                                                 ------          ------
Stanley S. Binder               150,000             35.1%          $5.03         11/21/06       $307,200        $715,800

John H. Davies                   40,000              9.4            5.03         11/21/06         81,920         190,880

Kenneth S. Wood                 120,000             28.1            5.03         11/21/06        245,760         572,640

Richard S. Rosenfeld             80,000             18.7            5.03         11/21/06        163,840         381,760


(1)  The Company did not grant any stock appreciation rights in 2000.

(2) These options are exercisable On November 21, 2006 and expire on February 21, 2007. However, they may be exercised as to 25% at an earlier time if and when the Company's Common Stock trades for $8.50 or higher for at least 30 consecutive days; as to 50% if and when the Company's Common Stock trades for $11.00 or higher for at least 30 consecutive days; as to 75% if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days; and as to 100% if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days. These options were issued under the Employee Plans. At December 31, 2000, 25% of the options were exercisable.

OPTIONS EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information with respect to the Named Executive Officers concerning the exercise of stock options during 2000 and unexercised options held by such Named Executive Officers as of December 31, 2000.

                     AGGREGATED OPTION EXERCISES IN 2000 AND
                       LAST FISCAL YEAR-END OPTION VALUES

        UPDATE                                                  NUMBER OF UNEXERCISED
                                                                SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                                                                    OPTIONS/SARs                  IN-THE-MONEY OPTIONS
                             SHARES                                 AT YEAR-END(#)                  AT YEAR-END($)(1)
                           ACQUIRED ON        VALUE             ---------------------             --------------------
         NAME              EXERCISE(#)     REALIZED($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
         ----              -----------     -----------     -----------     -------------     -----------    -------------
Stanley S. Binder             100,000        $336,000         81,250           156,250        $144,900          $325,500
John H. Davies                 69,500         233,545         27,000            47,000          45,296            93,456
Kenneth S. Wood                60,000         202,350         45,750           105,750          91,896           236,376
Richard S. Rosenfeld           50,000         168,000         33,650            73,650          65,195           161,515


(1) Based on the closing price of $7.438 per share for the Common Stock as of December 31, 2000.

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

     Unless otherwise provided at the date of grant, no option or award may vest within one year of the date of grant and no option or award may be exercised later than 10 years from the date of grant. Options granted under the Independent Director Plan vest one year following the date of grant and expire if not exercised on or before the fifth anniversary thereof. Unless otherwise specified by the Executive Compensation Committee, options and awards (other than pursuant to the Independent Director Plan) vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant. Vesting of any option or award granted under the Stock Compensation Program may be accelerated in certain circumstances, including upon the occurrence of a "Change in Control Event" (as defined in the Stock Compensation Program).

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

     Stock options exercisable for an aggregate of 808,150 shares of Common Stock are outstanding under the Employee Plans. These options expire 7 and 10 years after the date of grants and have a weighted average exercise price of $5.84 per share. Of such options, 343,150 are exercisable annually in 25% increments beginning with the first anniversary of the date of grant. Of the remaining 460,000 options 25% are exercisable at an earlier time if and when the Company's Common Stock trades for $8.50 or higher for at least 30 consecutive days; 50% are exercisable at an earlier time if and when the Company's Common Stock trades for $11.00 or higher for at least 30 consecutive days; 75% are exercisable at an earlier time if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days; and 100% are exercisable at an earlier time if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days, otherwise they are exercisable on November 21, 2006. In addition, options exercisable for an aggregate of 30,000 shares of Common Stock are outstanding under the Independent Director Plan. Such options are exercisable one year from the date of grant and expire five years from the date of grant and have a weighted average exercise price of $6.26 per share.

EXERCISE PROGRAM

     In 1991, the Board of Directors approved a stock option exercise program (the "Exercise Program"). The Exercise Program permits all employees of the Company and its subsidiaries who are granted stock options (pursuant to either qualified or non-qualified plans) to finance the exercise of such options by causing the Company to issue the shares underlying such options upon receipt by the Company from the employee of a full-recourse demand note evidencing indebtedness to the Company in an amount equal to the exercise price. Such loans, which are secured by the underlying shares of Common Stock, are interest-free for one year from the date on which the employee exercises his or her option, after which interest accrues at the prime rate, which rate is changed monthly. The loans are repaid with a portion of the proceeds from the sale of the Common Stock to be received by the employees upon the exercise of their options. As of March 1, 2001, Messrs. Binder, Davies, Wood and Rosenfeld were indebted to the Company in the approximate amounts of $313,000, $101,000, $99,000 and $73,000, respectively, for loans made pursuant to the Exercise Program. During 2000, the largest aggregate amount of indebtedness of Messrs. Binder, Davies, Wood and Rosenfeld pursuant to such loans were $378,000, $101,000, $99,000 and $73,000, respectively. The rate of interest charged on each such loan during 2000 was the prime lending rate charged by Summit Bank.

EMPLOYMENT AGREEMENTS

     Effective January 1, 1998, the Company entered into a five-year employment agreement with Mr. Binder, the Chairman and Chief Executive Officer of the Company (the "Employment Agreement"). Under the Employment Agreement Mr. Binder received a base salary of $270,400 for 2000. Mr. Binder's salary is subject to certain adjustments and to periodic increases as determined by the Board of Directors. In addition, Mr. Binder is entitled to receive up to a total of three special bonuses during the term of the Employment Agreement, in the amount of $65,000, $65,000 and $70,000, respectively, in the event that the Company's EBITDA (as defined in the Employment Agreement), exceeds certain targeted amounts for any fiscal year during the term of the Employment Agreement. Mr. Binder received each of these three special bonuses in 1998, 1999 and 2000. Pursuant to the Employment Agreement, Mr. Binder is also entitled to participate in the Company's cash bonus plan and to participate in the SERP Plan. Also, under the terms of the Employment Agreement, in 1997, Mr. Binder received stock options covering 50,000 shares of Common Stock having an exercise price of $11.78 per share (equal to the fair market value on the date of grant). In the Employment Agreement, the Company has agreed to maintain a $1.0 million term life insurance policy for Mr. Binder's benefit. Mr. Binder is entitled to several perquisites, including a car allowance and reimbursement for the cost of certain financial planning services.

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

     Effective September 1, 1998, the Company entered into three-year employment agreements with each of Messrs. Wood and Rosenfeld, pursuant to which Messrs. Wood and Rosenfeld received annual base salaries in 2000 of $186,720 and $135,200, respectively, subject to periodic increases at the discretion of the Board of Directors. Under their employment agreements, Messrs Wood and Rosenfeld, are entitled to participate in any cash bonus plan maintained by the Company and to participate in the SERP Plan. In the employment agreements, the Company has agreed to maintain term life insurance policies for the benefit of each of them in an amount not less than four times Mr. Wood's base salary and not less than three times Mr. Rosenfeld's base salary. In the event that Messrs. Wood and/or Rosenfeld are terminated pursuant to a Without Cause Termination (as defined in the employment agreements), they are entitled to receive, among other things, their base salary as in effect at the time of such termination for a period of twelve months from the effective date of such termination. Upon the occurrence of a "change in control" of the Company, the employee will be entitled to receive the greater of his annual base salary pursuant to the employment agreement or his then current annual base salary for the remainder of the term (payable in a single lump sum). Both of the employment agreements also contain certain confidentiality, work-for-hire and non-competition provisions which continue in effect following the termination of the employee's employment by the Company.

OTHER INDEBTEDNESS OF MANAGEMENT AND DIRECTORS

     Senior executive officers and directors are indebted to the Company pursuant to the purchase, in December 1998 and January 1999, of shares of the Company's Common Stock in exchange for interest bearing five-year non-recourse promissory notes. As of December 31, 2000, Messrs. Binder, Davies, Wood, Rosenfeld, Abernathy, Condon, Harte, Lavet and McGrath were indebted to the Company (including accrued interest) in the amounts of $457,199, $182,880, $210,312, $182,880, $91,439, $91,439, $91,439, $106,117, and $91,439.
respectively related to such loans.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 1, 2001, the number of shares of Common Stock, Class A Convertible Preferred Stock and Class B Convertible Preferred Stock owned by each (i) Named Executive Officer, (ii) each director,
(iii) all directors and executive officers as a group and (iv) any person or entity known by the

Company to own beneficially 5% or more of such securities. As of March 1, 2001, there were 6,898,164 shares of Common Stock, 29,168 shares of Class A Convertible Preferred Stock and 12,500 shares of Class B Convertible Preferred Stock issued and outstanding. As of that date, none of the officers and directors of the Company owned shares of the Company's Class A Convertible Preferred Stock or Class B Convertible Preferred Stock. To the Company's knowledge, there is no 5% holder of the Class A Convertible Preferred Stock. The business address for all of the executive officers and directors of the Company is 30 Technology Drive, Warren, New Jersey 07059.

                                               BENEFICIAL
                                              OWNERSHIP OF                       BENEFICIAL
                                                 CLASS B                         OWNERSHIP
                                              CONVERTIBLE                           OF
                                            PREFERRED STOCK                  COMMON STOCK(1)(2)
                                       ------------------------           ------------------------
                                       NUMBER           PERCENT           NUMBER           PERCENT
                                         OF               OF                OF               OF
         NAME                          SHARES            CLASS            SHARES            CLASS
         ----                          ------            -----            ------            -----
Stanley S. Binder (3)                                      -             296,386            4.2%
John H. Davies (4)                       --               --             187,732            2.7
John J. Harte (5)                        --               --              79,850            1.2
Richard D. Condon (6)                    --               --              52,250              *
John D. Abernathy (7)                    --               --              58,704              *
James C. McGrath (8)                     --               --              51,000              *
Kenneth S. Wood (9)                      --               --             132,386            1.9
Lorraine M. Lavet (10)                   --               --              16,750              *
Richard S. Rosenfeld (11)                --               --             117,686            1.7

All directors and executive
  officers as a group
  consisting of nine
  (9) persons                            --               --             992,744           13.8

Austin W. Marxe (12)                     --               --           1,178,182           17.1
153 E. 53rd St.
NY, NY 10022

William D. Witter, Inc.                  --               --             939,900           13.6
153 East 53rd Street
New York, NY 10022

Benson Associates, LLC                   --               --             538,100            7.8
111 Southwest Fifth Avenue
Portland, OR 97204

Dimensional Fund Advisors                --               --             515,700            7.5
1299 Ocean Avenue
Santa Monica, CA 90401

Max Gerber                             12,500           100.0%             4,447(13)        *
26 Broadway
New York, NY 10004-1776


*    Less than 1%

(1) Assumes the exercise of all outstanding warrants for Common Stock, the conversion of each outstanding share of Class A Convertible Preferred Stock and Class B Convertible Preferred Stock into Common Stock and the exercise of all options exercisable within 60 days of March 1, 2001 for each person or entity.

(2)  Certain amounts shown are subject to adjustment in certain circumstances.

(3) Includes 81,250 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. Binder. Excludes shares of Common Stock beneficially owned by SSF III of which Mr. Binder is an independent general partner. Mr. Binder disclaims any beneficial ownership of such shares.

(4) Includes 27,000 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. Davies.

(5) Includes 24,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. Harte.

(6) Includes 24,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. Condon.

(7) Includes 24,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. Abernathy.

(8) Includes 24,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. McGrath.

(9) Includes 45,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. Wood.

(10) Includes 6,750 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Ms. Lavet.

(11) Includes 33,650 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 1, 2001 owned by Mr. Rosenfeld. Also includes 3,636 shares of Common Stock owned by Mr. Rosenfeld's child.

(12) Includes (i) 812,207 shares of Common Stock owned by SSF III, (ii) 283,375 shares of Common Stock owned by Special Situations Cayman Fund, L.P. (the "Cayman Fund"), and (iii) 82,600 shares of Common Stock owned by Special Situations Technology Fund, L.P. ("SST"). AWM Investment Company, Inc. ("AWM") is the sole general partner of the Cayman Fund and the sole general partner of MGP Advisors Limited ("MGP"), a general partner of SSF III. Mr. Marxe is the President and Chief Executive Officer of AWM and the principal limited partner of MGP. Accordingly, Mr. Marxe may be deemed to be the beneficial owner of all of the shares of Common Stock held by SSF III, the Cayman Fund and SSTF. Mr. Binder is an independent general partner of SSF
     III. Mr. Binder disclaims beneficial ownership of all shares held by SSF
     III.

(13) Consists of 4,447 shares of Common Stock issuable upon conversion of the Class B Convertible Preferred Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In July 1998, the Company made a $500,000 non-recourse loan to Mr. Binder. The loan is repayable on July 5, 2003 and bears interest at the rate of 5.68% per annum, payable annually. At December 31, 2000, interest in the amount of $71,729 has been accrued. Mr. Binder's obligation to repay the loan is secured by 49,000 shares of Common Stock. In addition, the Company has made certain loans to the Named Executive Officers and directors. See "Item. 11 Executive Compensation -- Exercise Program" and "Item 11. Executive Compensation -- Stock Purchase Program."

     Mr. Abernathy is currently the Executive Director of Patton Boggs, LLP, a Washington, D.C. law firm. During 2000, the Company retained Patton Boggs, LLP to represent the Company in various matters and has retained such firm in 2001.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

EXHIBIT
   NO.   DESCRIPTION                                                        PAGE
-------  -----------                                                        ----

2.1 Agreement and Plan of Merger, dated March 8, 2001 (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on March 15, 2001(File No. 0-3207) and incorporated herein by reference).

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

10.7 Barringer Technologies Inc. Amended and Restated 1997 Stock Compensation Program (previously filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1999 (file no. 0-3207) and incorporated herein by reference).

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

10.13 Barringer Technologies Inc. Supplemental Executive Retirement Plan as amended (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1999 (file no. 0-3207) and incorporated herein by reference).

10.14 The Merrill Lynch Non-Qualified Deferred Compensation Plan Trust Agreement between Barringer Technologies Inc. and
         Merrill Lynch Trust Company dated November 15, 1999.
         (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (file no. 0-3207) and incorporated herein by reference).

10.15 Revolving Credit Note dated March 13, 1998 between the Company and Fleet Bank, (previously filed as Exhibit 10.19 to the Company's Registration Statement on Form SB-2 (File No.
         333-33129) and incorporated herein by reference).

10.16 Amended and Restated Unlimited Guaranty of Payment and Performance dated July 1, 1999 between the Company and Fleet Bank, N.A. (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (file no. 0-3207) and incorporated herein by reference).

10.17 Revolving Credit Loan Agreement dated March 13, 1998 amongst the Company, Barringer Instruments, Inc., Barringer Research Limited and Fleet Bank, N.A. (previously filed as Exhibit
         10.21 to the Company's Registration Statement on Form SB-2 (File No. 333-33129) and incorporated herein by reference).

10.18 First Amendment to Revolving Credit Loan Agreement dated July 1, 1999 amongst the Company, Barringer Instruments, Inc., Barringer Research Limited and Fleet Bank, N.A. (previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (file no. 0-3207) and incorporated herein by reference.

10.19 Amendment to Revolving Credit Loan Agreement dated February 2, 2000 amongst the Company, Barringer Instruments, Inc.,
         Barringer Research Limited and Fleet Bank, N.A.

10.20 Third Amendment to Revolving Credit Loan Agreement dated May 18, 2000 amongst the Company, Barringer Instruments, Inc., Barringer Research Limited and Fleet Bank, N.A.

10.21 Fourth Amendment to Revolving Credit Loan Agreement dated June 15, 2000 amongst the Company, Barringer Instruments, Inc., Barringer Research Limited and Fleet Bank, N.A.

10.22 Stockholder Protection Rights Agreement, dated as of August 26,1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, including as Exhibit A the form of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and the Terms of the Participating Preferred Stock of the Company (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 26, 1998 (File No. 0-3207) and incorporated herein by reference).

10.23 Pledge Agreement, dated as of July 6, 1998, made by Stanley S. Binder (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

10.24 Non-Recourse Secured Promissory Note, dated July 6, 1998, made by Stanley S. Binder in favor of the Company (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (file No.0-3207) and incorporated herein by reference).

10.25 Form of Pledge Agreement (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

10.26    Form of Note for Executive Officers (previously filed as
         Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

10.27    Form of Note for Non-employee Directors (previously filed as
         Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (file No. 0-3207) and incorporated herein by reference).

21.1     List of the Company's Subsidiaries.

23.1 Consent of BDO Seidman, LLP, independent certified public accountants.


     (b) REPORTS ON FORM 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                               BARRINGER TECHNOLOGIES INC.

                                               By: /s/ STANLEY S. BINDER
                                                  --------------------------
                                                    Stanley S. Binder, Chairman
                                                    and Chief Executive Officer

Dated: March 20, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                                Title                                Date
        ---------                                -----                                ----

/s/ Stanley S. Binder                    Chief Executive Officer                March 20, 2001
-----------------------                  and Director
Stanley S. Binder                        (Principal Executive
                                         Officer)


 /s/ John D. Abernathy                   Director                               March 20, 2001
-----------------------
John D. Abernathy

 /s/ Richard D. Condon                   Director                               March 20, 2001
-----------------------
Richard D. Condon

 /s/ John H. Davies                      Director                               March 20, 2001
-----------------------
John H. Davies

 /s/ John J. Harte                       Director                               March 20, 2001
-----------------------
John J. Harte

/s/ Lorraine Lavet                       Director                               March 20, 2001
-----------------------
Lorraine Lavet

 /s/ James C. McGrath                    Director                               March 20, 2001
-----------------------
James C. McGrath

/s/ Kenneth Wood                         Director                               March 20, 2001
-----------------------
Kenneth Wood

/s/ Richard S. Rosenfeld                Executive Vice President-
-------------------------               Operations, Vice President-
Richard S. Rosenfeld                    Finance, Chief Financial
                                        Officer, Secretary and
                                        Treasurer (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)                                March 20, 2001


                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants........................  F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000..............  F-3

Consolidated Statements of Operations
  for the Years Ended December 31, 1998, 1999 and 2000....................  F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1998, 1999 and 2000........................................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
  1998, 1999 and 2000.....................................................  F-6

Notes to Consolidated Financial Statements................................  F-7


FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts........................... F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Barringer Technologies Inc.

     We have audited the accompanying consolidated balance sheets of Barringer Technologies Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Technologies Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                      BDO Seidman, LLP

New York, New York
February 20, 2001, except
Note 15 as to which the date
is March 8, 2001

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                   1999             2000
                                                                                   ----             ----
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                      $26,933          $22,503
  Marketable securities                                                            1,178            8,206
  Trade receivables, less allowances of $393 and $108 (note 11)                    7,397            7,644
  Inventories (note 2)                                                             5,543            6,365
  Prepaid expenses and other                                                       1,005            1,419
  Deferred tax asset (note 6)                                                      2,826            1,669
                                                                                --------         --------
         Total current assets                                                     44,882           47,806

Machinery and equipment, net (note 3)                                              2,309            2,364

Other (note 5)                                                                     1,574            2,101
                                                                                --------         --------
                                                                                 $48,765          $52,271
                                                                                ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $1,055           $2,003
  Accrued liabilities                                                                228              900
  Accrued payroll and related taxes                                                1,122            1,678
  Accrued commissions                                                                175              104
  Unearned revenue                                                                   314              609
  Income taxes payable (note 6)                                                       19              192
                                                                                --------         --------
         Total current liabilities                                                 2,913            5,486

Non-current liabilities                                                              286              432

Deferred tax liability (note 6)                                                      313              501

Commitments (notes 4, 7 and 15)

Stockholders' equity (note 5):
  Convertible preferred stock, $1.25 par value, 1,000 shares
   authorized, none outstanding                                                       -                -
  Preferred stock, $2.00 par value, 4,000 shares authorized
   270 shares designated class A convertible preferred
    stock, 35 and 30 shares outstanding, respectively,
    less discount of $28 and $24, respectively                                        42               36
   730 shares designated class B convertible preferred
    stock, 23 and 13 shares, respectively outstanding                                 45               25
  Common stock, $0.01 par value, 20,000 shares
    authorized; 7,865 shares issued                                                   79               79
  Additional paid-in capital                                                      54,776           51,468
  Retained earnings (deficit)                                                     (3,090)           1,548
  Cumulative other comprehensive (loss)                                             (742)            (866)
                                                                                --------         --------
                                                                                  51,110           52,290
  Less: common stock in treasury, at cost, 958 shares and
    974 shares, respectively                                                      (5,857)          (6,438)
                                                                                --------         --------
         Total stockholders' equity                                               45,253           45,852
                                                                                --------         --------
                                                                                 $48,765          $52,271
                                                                                ========         ========


                 See notes to consolidated financial statements.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                        1998            1999            2000
                                                                        ----            ----            ----
Revenues (note 11)                                                    $19,321         $19,831          $27,581
Cost of revenues                                                        6,923           8,824           13,285
                                                                      -------         -------          -------

         Gross profit                                                  12,398          11,007           14,296

Operating expenses:
  Selling, general and administrative                                   7,508           6,200            7,078
  Business development                                                    518             933              604
  Product development                                                   1,807           1,491            1,587
                                                                      -------         -------          -------
         Total operating expenses                                       9,833           8,624            9,269
                                                                      -------         -------          -------

         Operating income                                               2,565           2,383            5,027

Other income (expense):
  Investment income                                                     1,641           1,612            1,810
  Other, net                                                              (55)             51             (125)
                                                                      -------         -------          -------
                                                                        1,586           1,663            1,685
                                                                      -------         -------          -------

         Income from continuing operations
          before income tax provision (benefit)                         4,151           4,046            6,712

Income tax provision (benefit) (note 6)                                (1,107)          1,468            2,066
                                                                      -------         -------          -------

         Income from continuing operations                              5,258           2,578            4,646

Operation Sold (note 13):
         Operating loss, net of tax benefit                              (827)           (366)              --
          of $202, $188 and $0, respectively
         Disposition loss, net of tax benefit
          of $0, $480 and $0, respectively                                 --            (934)              --
                                                                      -------         -------          -------
                                                                         (827)         (1,300)              --
                                                                      -------         -------          -------

         Net income                                                     4,431           1,278            4,646

Preferred stock dividends                                                 (10)             (9)              (8)
                                                                      -------         -------          -------

Net income attributable to common stockholders                         $4,421          $1,269           $4,638
                                                                      =======         =======          =======

Basic earnings per common share (note 14):
         Continuing operations                                          $0.74           $0.36            $0.66
         Operation sold - operating loss                                (0.12)          (0.05)              --
         Operation sold - disposition loss                                 --           (0.13)              --
                                                                      -------         -------          -------
                                                                        $0.62           $0.18            $0.66
                                                                      =======         =======          =======

Diluted earnings per common share (note 14):
         Continuing operations                                          $0.69           $0.33            $0.63
         Operation sold - operating loss                                (0.11)          (0.05)           --
         Operation sold - disposition loss                              --              (0.12)           --
                                                                      -------         -------          -------
                                                                        $0.58           $0.16            $0.63
                                                                      =======         =======          =======

Weighted average common and common equivalent shares outstanding:
         Basic                                                          7,153           7,181            7,056
                                                                      =======         =======          =======
         Diluted                                                        7,612           7,752            7,407
                                                                      =======         =======          =======

                 See notes to consolidated financial statements.

                           BARRINGER TECHNOLOGIES INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                     Class A          Class B
                                                  Common Stock      Pfd Stock        Pfd Stock
                                                  -----------------------------------------------
                                       Total
                                      Equity      Shrs     Am't    Shrs     Am't    Shrs     Am't
                                      -----------------------------------------------------------
BALANCE - JANUARY 1, 1998              21,114     5,495    $55      45      $55      23      $45
 Net income                             4,431
 Translation adjustment                 (329)
 Comprehensive income

 Sale of securities net of
  expenses ($2,394)                    25,211     2,300     23
 Preferred stock conversion                 0         2             (6)      (8)
 Issuance and exercise of
  stock options and
  warrants                                263        54      1
 Repurchase of common stock           (1,540)
 Sale of treasury stock,
  net of notes receivable
  of $1,281                                 0
 Preferred stock dividends                (10)
                                      -----------------------------------------------------------
BALANCE - DECEMBER 31, 1998            49,140     7,851     79      39       47      23       45
 Net income                             1,278
 Translation adjustment                    44
 Comprehensive income
 Preferred stock conversion                           1             (4)      (5)
 Issuance and exercise of
  stock options and
  warrants                                 76        13
 Repurchase of common stock            (5,341)
 Repayment stockholder loan                65
 Sale of treasury stock,
  net of note receivable
  of $97
 Preferred stock dividends                 (9)
                                      -----------------------------------------------------------
BALANCE - DECEMBER 31, 1999            45,253     7,865     79      35       42      23       45
 Net income                             4,646
 Translation adjustment                  (124)
 Comprehensive income
 Preferred stock conversion                 0                       (5)      (6)    (10)     (20)
 Issuance and exercise of
  stock options and warrants              777
 Repurchase of common stock            (4,757)
 Repayment stockholder loan                65
 Preferred stock dividends                 (8)
                                      -----------------------------------------------------------
BALANCE - DECEMBER 31, 2000           $45,852     7,865    $79      30      $36      13      $25
                                      ===========================================================



                                                                        Cumulative
                                       Additional        Retained      comprehensive
                                        Paid-in           Earnings        income          Treasury       Comprehensive
                                        Capital*         (deficit)        (loss)            Stock            Income
                                     --------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1998               $30,209           $(8,780)        $(457)          $   (13)
 Net income                                                 4,431                                           $4,431
 Translation adjustment                                                    (329)                              (329)
                                                                                                            ------
 Comprehensive income                                                                                       $4,102
                                                                                                            ======

 Sale of securities net of
  expenses ($2,394)                      25,188
 Preferred stock conversion                   8
 Issuance and exercise of
  stock options and
  warrants                                  262
 Repurchase of common stock                                                                (1,540)
 Sale of treasury stock,
  net of notes receivable
  of $1,281                                (974)                                              974
 Preferred stock dividends                                    (10)
                                     --------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1998              54,693            (4,359)         (786)             (579)
 Net income                                                 1,278                                           $1,278
 Translation adjustment                                                      44                                 44
                                                                                                            ------
 Comprehensive income                                                                                       $1,322
                                                                                                            ======
 Preferred stock conversion                   5
 Issuance and exercise of
  stock options and
  warrants                                   76
 Repurchase of common stock                                                                (5,341)
 Repayment stockholder loan                  65
 Sale of treasury stock,
  net of note receivable
  of $97                                    (63)                                               63
 Preferred stock dividends                                     (9)
                                     --------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1999              54,776            (3,090)         (742)           (5,857)
 Net income                                                 4,646                                           $4,646
 Translation adjustment                                                    (124)                              (124)
                                                                                                            ------
 Comprehensive income                                                                                       $4,522
                                                                                                            ======
 Preferred stock conversion                  (8)                                               34
 Issuance and exercise of
  stock options and warrants             (3,365)                                            4,142
 Repurchase of common stock                                                                (4,757)
 Repayment stockholder loan                  65
 Preferred stock dividends                                     (8)
                                     --------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000             $51,468            $1,548         $(866)          $(6,438)
                                     =======================================================================================


* At December 31, 2000 and 1999 net of notes receivable of $1,877 and $1,515, respectively, from the sale of stock.

                 See notes to consolidated financial statement.

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                               1998              1999                2000
                                                             --------           --------           --------
Operating activities:
Net income                                                   $  4,431           $  1,278           $  4,646
Items not affecting cash:
  Depreciation                                                    583                820                997
  Amortization                                                    158                 39                 67
  Increase (decrease) in inventory and
    accounts receivable reserves                                  382                366               (285)
  Loss from operation sold                                        827              1,300               --
  Write-off of acquired technology                                435               --                 --
  Deferred tax (benefit) provision                             (1,587)               728              1,345
  Other                                                          (183)                35                (76)
Decrease (increase) in non-cash working
 capital balances - continuing operations                      (1,465)            (3,555)             1,333
                                                             --------           --------           --------
    Cash provided by operating activities -
     continuing operations                                      3,581              1,011              8,027
    Net cash used in operation sold                              (827)              (348)              --
                                                             --------           --------           --------
Cash provided by operating activities                           2,754                663              8,027
                                                             --------           --------           --------
Investing activities:
  Purchase of equipment and other                              (1,510)            (1,714)            (1,696)
  Sale of equipment                                              --                 --                  190
  Sale (purchase) of marketable securities                    (13,107)            14,428             (7,028)
  Purchase of Digivision and related costs                       (821)              --                 --
                                                             --------           --------           --------
         Cash provided by (used in) investing
           activities                                         (15,438)            12,714             (8,534)
                                                             --------           --------           --------
Financing activities:
  Decrease in bank debt and other                                 (67)              --                 --
  Proceeds on sale of equity securities, net                   25,211               --                 --
  Warrant and option exercises                                    204                 39                777
  Repayment from (loan to) employees                             (500)                65                 65
  Acquisition of treasury stock                                (1,540)            (5,341)            (4,757)
  Payment of dividends on preferred stock                         (10)                (9)                (8)
                                                             --------           --------           --------
         Cash provided by (used in) financing
           activities                                          23,298             (5,246)            (3,923)
                                                             --------           --------           --------

Increase (decrease) in cash and cash equivalents               10,614              8,131             (4,430)
Cash and cash equivalents--beginning of year                    8,188             18,802             26,933
                                                             --------           --------           --------
Cash and cash equivalents--end of year                       $ 18,802           $ 26,933           $ 22,503
                                                             ========           ========           ========

Changes in components of non-cash  working  capital
  balances related to operations:
    Trade receivables                                        $    951           $ (1,013)          $     38
    Inventories                                                  (567)            (2,130)              (822)
    Other current assets                                         (206)               (81)              (456)
    Accounts payable and accrued liabilities                   (1,643)              (331)             2,573
                                                             --------           --------           --------
      Decrease (increase) in non-cash working
       capital balances                                      $ (1,465)          $ (3,555)          $  1,333
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

  Marketable Securities

     Marketable securities consist primarily of commercial paper with original maturities at date of purchase of less than 12 months. The Company has both positive intent and ability to hold these securities to maturity. The Company carries these securities at cost which approximates fair value.

  Inventories

     Materials and sub-assemblies are carried at the lower of average cost or market value. Finished goods and work-in process are carried at the lower of average cost or net realizable value.

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

  Statements of Cash Flows

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 and 2000 of $17.3 million and $21.5 million, respectively, consist of commercial paper, government obligations, time deposits and other money market instruments.

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

  Long-Lived Assets

     Long-lived assets, such as machinery and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. If and when any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". No write-downs have been necessary through December 31, 2000.

  Stock-Based Compensation

     The Company has adopted the disclosure only provisions of SFAS 123, "Accounting for Stock-Based Compensation", but applies Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees", in accounting and measuring compensation expense related to stock option plans. There was no compensation expense related to the issuance of stock options to employees for the years ended December 31, 1998, 1999 and 2000.

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

  Recent Pronouncements of the Financial Accounting Standards Board

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which becomes effective for the Company during the first quarter of 2001. SFAS requires the recognition of all derivatives as either assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. To date, the Company has not entered into any significant derivative or hedging activities, and, as such does not expect that the adoption of SFAS No. 133, as amended, would have a material effect on its financial statements.

  Reclassification

     Certain items in the 1998 and 1999 consolidated financial statements have been restated to conform to the 2000 presentation.

2. INVENTORIES

     At December 31, 1999 and 2000, the Company had parts, subassemblies and work in process of $3.8 million and $5.4 million and finished goods of $1.7 million and $1.0 million, respectively.

3. MACHINERY AND EQUIPMENT

     The major categories of machinery and equipment are as follows:

                                                                 DECEMBER 31,
                                                       -------------------------------
                                                           1999                2000
                                                       -----------         -----------
         Office equipment                               $1,641,000          $1,810,000
         Machinery and equipment                         2,974,000           3,653,000
         Leasehold improvements                            473,000             512,000
                                                       -----------         -----------
                                                         5,088,000           5,975,000
         Accumulated depreciation and amortization      (2,779,000)         (3,611,000)
                                                       -----------         -----------
           Totals                                       $2,309,000          $2,364,000
                                                       ===========         ===========

4. BANK CREDIT FACILITY

     The Company has a $5.0 million unsecured credit facility with Fleet Bank, N.A. (the "Bank") to be used for general working capital purposes, including the issuance of standby letters of credit (the "Facility"). Drawings under the Facility may not be used to fund acquisitions unless approved in advance by the Bank. Amounts drawn under the Facility bear interest at a variable rate per annum selected by the Company and equal to either the Bank's prime rate less 1.00% or LIBOR (determined on the basis of a 30, 60 or 90-day interest period, as applicable) plus 1.5%. The Facility expires on June 30, 2001, subject to renewal. The Facility is guaranteed by the Company's primary U.S. subsidiary, Barringer Instruments Inc. ("BII"). Pursuant to the Facility, the Company is required to comply with certain customary covenants, including certain financial tests. In addition, BII and the Company's Canadian subsidiary, Barringer Research Limited ("BRL"), have agreed not to pledge their assets to any other creditor without the Bank's prior written consent. At December 31, 2000, the Company had $4,470,000 available under this facility. Approximately $530,000 was used to secure letters of credit.

5. STOCKHOLDERS' EQUITY

  Stockholder Protection Rights Plan

     On August 26, 1998, the Company's Board of Directors declared a dividend payable September 9, 1998 of one right (a "Right") for each outstanding share of common stock, par value $.01 per share, of the Company held of record at the close of business on September 8, 1998, or issued thereafter and prior to the Separation Time (generally the date of the commencement of a tender or exchange offer or at such time as an acquirer becomes a 15% or more shareholder of the Company) and thereafter pursuant to options and convertible securities outstanding at the Separation Time. Each Right entitles its registered holder to purchase from the Company, after the Separation Time, one one-hundredth of a share of a new class of preferred stock designated Participating Preferred Stock, par value $2.00 per share, for $32.50, subject to adjustment.

  Stock Repurchase Program

     The Company has a common stock repurchase program under which it is authorized to repurchase up to 2,000,000 shares. As of December 31, 2000, the Company had repurchased 1.8 million shares at an aggregate cost of $11.6 million. Additional repurchases will be made from time to time in open market transactions in amounts as determined by the Company's management and will be funded out of the Company's working capital.

  Public Offerings

     On April 3, 1998, the Company completed the sale of 2,000,000 shares of common stock in a public underwriting. On April 30, 1998, the underwriters exercised their over-allotment option and acquired an additional 300,000 shares of common stock. The aggregate net proceeds to the Company, after all expenses of the offering, was approximately $25.2 million.

  Due from Officers and Directors

     In 1994 and 2000, in connection with the exercise of options to acquire an aggregate of 150,000 and 279,500 shares, respectively, of the Company's Common Stock, four officers of the Company signed full recourse interest bearing (no interest the first year, prime rate thereafter) unsecured promissory demand notes aggregating $203,000 and $404,500, respectively, under the Company's stock option purchase program. As of December 31, 2000, and 1999, notes in the amount of $477,500 and $138,000, respectively, were outstanding and included in additional paid-in-capital on the balance sheet.

     In July 1998, the Company made a $500,000 non-recourse loan to its Chief Executive Officer. The loan is repayable on July 5, 2003 and bears interest at the rate of 5.68% per annum, payable annually. The obligation to repay the loan is secured by 49,000 shares of the Company's common stock. The loan is included with other assets on the balance sheet.

     In December 1998, the Company sold an aggregate of 153,000 shares of Common Stock held in treasury to the senior executive officers of the Company and certain of the Company's independent directors at a purchase price of $8.375 per share, the closing price of the Common Stock on the date of the sale. Substantially all of the purchase price for the shares of Common Stock sold was paid in the form of five-year non-recourse promissory notes aggregating approximately $1.3 million secured by pledges of the underlying Common Stock. The notes bear interest at a rate of 4.52% per annum. In January 1999, the Company sold an additional 10,000 shares of Common Stock to a new independent director at a purchase price of $9.75 per share, the closing price of the Common Stock on the date of sale. The consideration paid was substantially the same as described above, except that the note bears interest at a rate of 4.64% per annum. Such interest represents a non-recourse obligation and, accordingly, the purchase of company shares through the use of non-recourse notes is being accounted for in a manner similar to a variable option plan. Under these guidelines any increase in the fair market value of the related shares in excess of their original purchase price is recorded as compensation expense by the Company. For the years ended December 31, 1999 and 2000, there was no compensation expense. At December 31, 1999 and 2000, $1.4 million of such notes were outstanding and included in additional paid-in-capital on the balance sheet.

  Common Stock Outstanding or Reserved for Issuance

     The following table sets forth the number of shares of Common Stock outstanding as of December 31, 2000 as well as the number of shares of Common Stock that would be outstanding in the event that all of the options and warrants are exercised and all Series of Convertible Preferred Stock and Debentures are converted into Common Stock.



                                                                   COMMON STOCK
                                                     EXERCISE,    OUTSTANDING OR
                                                   CONVERSION OR   RESERVED FOR
                                                   OPTION PRICE      ISSUANCE
                                                   ------------      --------
         Common stock                                               6,890,664
         Class A convertible preferred stock           0.361745        10,552
         Class B convertible preferred stock           0.355839         4,448
         Stock options (i)                      $1.00 to $8.375       901,750
         Underwriter's warrants (ii)                    $10.276       125,000
                                                                    ---------
         Total                                                      7,932,414
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

     SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro-forma information regarding net income and earnings per share as if compensation cost for the stock option grants had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998 and 2000; no dividend yield; expected volatility of 46.1% in 1998 and 55.0% in 2000; risk-free weighted average interest rates of 4.75% in 1998 and 6.7% in 2000; and expected lives for the options of 7.4 years in 1998 and 7 years in 2000. The option grants in 1999 were immaterial.

     Under the accounting provisions of SFAS 123, the Company's net income, basic earnings per share and diluted earnings per share on a pro-forma basis are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
                                                                            1998           1999            2000
                                                                         ----------       ----------      ----------
Net income- continuing operations:
  As reported                                                           $5,258,000       $2,578,000      $4,646,000
  Pro-forma                                                             $4,858,000       $2,278,000      $3,346,000
Basic earnings per share from continuing operations:
  As reported                                                                $0.74            $0.36           $0.66
  Pro-forma                                                                  $0.68            $0.32           $0.47
Diluted earnings per share from continuing operations:
  As reported                                                                $0.69            $0.33           $0.63
  Pro-forma                                                                  $0.64            $0.29           $0.45


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

     In connection with the Program, 1,100,000 shares of Common Stock are reserved for issuance, of which up to 1,000,000 shares may be issued under the Employee Plans and up to 100,000 shares may be issued under the Independent Director Plan. In the event that an option or award granted under the Program expires, is terminated or forfeited or certain performance objectives with respect thereto are not met prior to exercise or vesting, then the number of shares of Common Stock covered thereby will again become eligible for grant under the Program. The Company receives no consideration for grants of options or awards under the Program. Options granted under the Employee Plans are at market value on the date of grant, generally expire ten years from the dates of grant and are generally exercisable and vested as to 25% of the optioned shares after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year. Options issued under the Independent Director Plan expire five years from the dates of grant and are fully exercisable after one year. At December 31, 2000, there were 211,500 options available for grant under the Employee Plans and 70,000 options available for grant under the Independent Director Plan.

     On January 19, 2000, the Company granted options to acquire 37,500 shares of the Company's Common Stock to 10 employees at an exercise price of $5.75. These options were issued under the Employee Plans. On February 21, 2000, the Company granted options to the Company's executive officers and directors to acquire 465,000 shares of the Company's Common Stock at $5.03 per share. These options are exercisable on November 21, 2006 and expire on February 21, 2007. However, they can be exercised as to 25% at an earlier time if and when the Company's Common Stock trades for $8.50 or higher for at least 30 consecutive days; as to 50% if and when the Company's Common Stock trades for $11.00 or higher for at least 30 consecutive days; as to 75% if and when the Company's Common Stock trades for $12.50 or higher for at least 30 consecutive days; and as to 100% if and when the Company's Common Stock trades for $15.00 or higher for at least 30 consecutive days. The options granted to executive officers and directors are now exercisable as to 25% of the options granted. These options were issued under the Employee Plans.

     A summary of the status of the Company's outstanding options is presented below:


                                                                        Option Price        Weighted-Average
                                                       Option Shares     per Share          Price per Share
                                                       --------------------------------------------------------
         Outstanding at December 31, 1997                691,025      $1.00 - $13.875             $5.31

           Granted (fair value $5.86)                    472,000       $6.19 - $8.375             $7.68

           Exercised                                      (9,087)      $1.00 - $2.00              $1.31

           Forfeited                                     (13,250)     $9.375 - $13.875            $9.95

           Canceled                                     (287,700)     $9.375 - $13.875           $10.76
                                                       ---------

         Outstanding January 1, 1999                     852,988       $1.00 - $8.375             $4.71

           Granted (fair value $2.48)                     15,000           $6.188                 $6.18

           Exercised                                      (9,288)      $1.00 - $2.00              $1.32

           Forfeited                                    (123,100)     $6.19 - $11.813            $10.35
                                                       ---------

         Outstanding January 1, 2000                      735,600      $1.00 - $6.188             $3.83

           Granted (fair value $3.23)                     517,500      $5.03 - $6.344             $5.12

           Exercised                                    (327,850)      $1.00 - $8.375             $1.57

           Forfeited                                     (23,500)      $5.75 - $8.375             $7.03
                                                       ---------

         Outstanding December 31, 2000                   901,750       $5.03 - $8.375             $5.31

                                                       =========

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

     Options issued prior to the adoption of the Program are non-qualified stock options and are exercisable as to 25% of the optioned shares immediately, 50% after the first year, 75% after the second year and 100% after the third year.

     The following table summarizes information about stock options outstanding.



                           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
         ---------------------------------------------------                  ---------------------------------
                                 NUMBER                                                              NUMBER
                             OUTSTANDING AT      REMAINING                                       EXERCISABLE AT
         EXERCISE             DECEMBER 31,      CONTRACTUAL                   EXERCISE            DECEMBER 31,
           PRICE                  2000             LIFE                         PRICE                 2000
           -----                  ----             ----                         -----                 ----
            $1.00                 62,500          0.3 years                     $1.00                62,500
             5.03                465,000          9.2 years                      5.03               116,250
             5.75                 31,000          9.0 years                      5.75                    --
             6.18                 15,000          3.4 years                      6.18                15,000
             6.19                274,600          7.2 years                      6.19               137,300
             6.34                 15,000          4.6 years                      6.34                    --
             8.38                 38,650          7.9 years                      8.38                19,325
                                 -------                                                           --------
            $5.31                901,750          7.7 years                     $4.99               350,375


   (ii) Underwriters' Warrants

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

6. INCOME TAXES

     Income (loss) from continuing operations before income taxes consisted of the following (000s):

                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                           1998          1999       2000
                                         -------        ------    -------
    Domestic                              $4,242        $2,897     $4,828
    Foreign (primarily Canadian)             (91)        1,149      1,884
                                         -------        ------    -------
            Total                         $4,151        $4,046     $6,712
                                         =======       =======    =======

         The provision (benefit) for income taxes is as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                      1998                1999                2000
                                                   -----------         -----------         -----------
Current tax expense (benefit):
  Federal                                          $ 1,058,000         $   337,000         $ 1,219,000
  State                                                339,000             145,000             387,000
  Utilization of net operating losses--U.S          (1,251,000)           (482,000)         (1,152,000)
  Foreign (primarily Canada)                           132,000              72,000             267,000
                                                   -----------         -----------         -----------
         Total Current                                 278,000              72,000             721,000
                                                   -----------         -----------         -----------
Deferred tax expense (benefit):
  Federal                                           (1,556,000)            524,000)          1,315,000
  State                                                  9,000             204,000              30,000
  Foreign (primarily Canada)                           (40,000)               --                  --
                                                   -----------         -----------         -----------
         Total deferred                             (1,587,000)            728,000           1,345,000
                                                   -----------         -----------         -----------
Total income tax provision (benefit)               $(1,309,000)        $   800,000         $ 2,066,000
                                                   ===========         ===========         ===========

Allocated as follows:
 Continuing operations                             $(1,107,000)        $ 1,468,000         $ 2,066,000
 Discontinued operation                               (202,000)           (668,000)               --
                                                   -----------         -----------         -----------
   Total income provision (benefit)                $(1,309,000)        $   800,000         $ 2,066,000
                                                   ===========         ===========         ===========


     Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                              1999              2000
                                                           ----------        ----------
         Nondeductible allowances against trade
           receivables                                     $  151,000        $   36,000
         Nondeductible reserves and accruals                  145,000           221,000
         Machinery and equipment                              398,000           445,000
         Tax benefit of U.S. operating loss carry
           forwards                                         1,983,000           750,000
         Other                                                149,000           217,000
                                                           ----------        ----------
         Total deferred tax assets                          2,826,000         1,669,000

         Temporary difference for development costs           313,000           501,000
                                                           ----------        ----------
         Total deferred tax liabilities                       313,000           501,000
                                                           ----------        ----------

         Net deferred tax asset                            $2,513,000        $1,168,000
                                                           ==========        ==========

     At December 31, 2000 the total deferred tax asset of $1,669,000 included $445,000 and $1,224,000 related to the Company's Canadian and U.S. operations, respectively. The deferred tax liability of $501,000 is due to temporary differences related to product development costs incurred in the Company's U.S. operations. At December 31, 1998, a valuation allowance had been provided for certain limitations applied to the net operating loss carryforward of a subsidiary, which was subsequently sold in December 1999. Accordingly, the valuation reserve is a component of the loss from operation sold in 1999. Based on historical results and estimated 2001 earnings, which include earnings from certain contracts, as well as available tax planning strategies, management considers realization of the unreserved deferred tax asset more likely than not.

     The Company's income tax provision (benefit) differed from the amount of income tax determined by applying the applicable statutory U.S. federal income tax rate to pretax income from continuing operations as a result of the following (000s):


                                                           YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                    1998            1999            2000
                                                  -------         -------         -------
Income taxes computed at the
  U.S. statutory rate                             $ 1,061         $ 1,376         $ 2,282
Foreign income taxed at lower rates                  (211)           (390)           (641)
U.S. losses and expenses for which no tax
  benefit has been recognized                         184             370            --
Utilization of U.S. net operating losses             (943)           --              --
Decrease in beginning of the year deferred
  tax asset valuation allowance                    (1,344)           --              --
State income taxes                                    146            --               417
Other                                                --               112               8
                                                  -------         -------         -------
Provision (benefit) for income taxes              $(1,107)        $ 1,468         $ 2,066
                                                  =======         =======         =======

     At December 31, 2000, the Company had net operating loss carry forwards in the U.S. of approximately $2.2 million for federal income tax purposes which expire in varying amounts at various dates through 2010 and $1.6 million of expenses available to offset future taxable income in Canada.

     At December 31, 2000, undistributed earnings of the Company's foreign subsidiaries amounted to approximately $6.9 million. Deferred income taxes are not provided on these earnings as it is intended that the majority of these earnings will be indefinitely invested in those entities.

7. COMMITMENTS

     The Company rents facilities, automobiles and equipment under various operating leases. Rental expenses under such leases amounted to $444,000, $474,000 and $585,000 for 1998, 1999 and 2000, respectively.

     At December 31, 2000 the aggregate minimum commitments pursuant to operating leases, including a lease renewal are as follows:

         YEAR ENDING DECEMBER 31,
         2001                               $590,000
         2002                                690,000
         2003                                694,000
         2004                                676,000
         2005                                641,000
         Thereafter                        1,430,000

     The Company has multi-year employment contracts with three key executives. Pursuant to those contracts the Company has annual minimum salary commitments aggregating $635,000 and $284,000 for the two years ended December 31, 2002, respectively.

8. EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) salary deferral plan for all U.S. employees and a money purchase plan for its Canadian employees. Neither plan establishes any Company liability other than a discretionary matching formula to employee contributions.

     The aggregate cost of both plans for 1998, 1999, and 2000 was $141,0000, $172,000 and $175,000 respectively.

     Effective January 1, 1998, the Company adopted the Barringer Technologies Inc. Supplemental Executive Retirement Plan (the "SERP Plan"). The SERP Plan provides eligible participants with certain retirement benefits supplemental to the Company's

401(k) Plan. Pursuant to the SERP Plan, the Company makes annual contributions to the account of each participant equal to a variable percentage of the participant's base salary and annual cash bonus depending on the Company's achievement of certain performance targets. The actual percentage contribution is determined by the Executive Compensation Committee, subject to certain parameters. A participant will become vested under the SERP Plan after five years of participation therein. For the years ended December 31, 1998, 1999 and 2000, contributions aggregating $144,000, $135,000 and $210,000, respectively, were made into the plan.

9. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Income taxes of $498,000, $347,000 and $338,000, were paid for the years ended December 31, 1998, 1999 and 2000, respectively.

10. SEGMENT AND GEOGRAPHIC DATA

     The Company has determined that it has only one business segment.

     A summary of the Company's revenues and long-lived assets by geographic area is as follows (in thousands):


                                            REVENUES                                LONG-LIVED ASSETS
                                  FOR THE YEAR ENDED DECEMBER 31,                   AS OF DECEMBER 31,
                               -------------------------------------        -------------------------------------
                                1998           1999           2000           1998           1999           2000
                               -------        -------        -------        -------        -------        -------
United States                  $13,336        $13,190        $17,733        $   754        $ 2,313        $ 3,116
Canada                             800            308          1,172          1,423          1,523          1,309
Other foreign countries          5,185          6,333          8,676            172             47             40
                               -------        -------        -------        -------        -------        -------
         Totals                $19,321        $19,831        $27,581        $ 2,349        $ 3,883        $ 4,465
                               =======        =======        =======        =======        =======        =======

     Revenues are attributed to the countries based on location of the customer.

     For the year ended December 31, 1998, 1999 and 2000, export sales, including sales from Canada to other countries, comprised 25.8%, 31.4%, and 55.7% of total revenues and were made primarily to Western Europe, Middle East, Asia and South America.

11. SALES TO MAJOR CUSTOMERS

     For the year ended December 31, 2000, the Government of Israel accounted for approximately 18.2% and the FAA accounted for approximately 9.4% of consolidated revenues of the Company and for the years ended December 31, 1999 and 1998, the Federal Aviation Administration ("FAA") accounted for approximately 48.3% and 48.1%, respectively, of consolidated revenues of the Company. As of December 31, 2000, the aggregate amount due from these two customers amounted to $1.9 million.

12. FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2000 and 1999, the Company had no material adjustments. During the fourth quarter of 1998, the Company recorded a deferred tax benefit related to a decrease in the deferred tax asset valuation allowance of $635,000.

13. SALE OF SUBSIDIARY

     On April 30, 1998, the Company acquired all of the outstanding capital stock of DigiVision, Inc. ("DigiVision"), a San Diego-based developer of video enhancement products, for an aggregate cash purchase price of approximately $821,000, including incurred acquisition costs, in a business combination accounted for as a purchase. The excess of the purchase price (including acquisition related costs) over the fair value of net assets acquired was $778,000. Effective June 30, 1999, the Company determined that it would dispose of DigiVision and on December 15, 1999, sold all of the outstanding capital stock of DigiVision to a group comprised of DigiVision senior management. Accordingly, the financial results of DigiVision have been accounted for as a discontinued operation and reported as an operation sold. The Company has conformed 1998 to this change. The selling price consisted of a $500,000 interest bearing note which, if not paid by December 31, 2000, (subsequently extended to March 15, 2001) was to increase to $1,000,000. In addition, the Company will be entitled to receive an earn-out based upon annual revenues in excess of $2,000,000. The Company will recognize income on the note receivable and the earn-out when collectability is reasonably assured. The earnout for 2000 was $1,250.

     For the years ended December 31, 1998 and 1999, DigiVision's revenues were $769,000 and $720,000 and its operating losses were $1,029,000 and $554,000, respectively. For the year ended December 31, 1999, the Company recorded a disposition loss of $1,414,000 which related primarily to the write-off of goodwill.

14. EARNINGS PER SHARE

     Basic and Diluted earnings per share for continuing operations has been computed as follows:


                                                             INCOME                SHARES               PER SHARE
FOR THE YEAR ENDED DECEMBER 31, 2000:                      (NUMERATOR)          (DENOMINATOR)            AMOUNT
-------------------------------------                      -----------          -------------            ------
Basic Earnings Per Share:
  Income attributable to common stockholders
    from continuing operations                              $4,638,000              7,056,000              $0.66
                                                                                                           =====
  Effect of dilutive securities
  Warrants and options                                                               336,000
  Convertible preferred dividends                                8,000                15,000
                                                            ----------             ---------
Diluted Earnings Per Share:
  Income attributable to common
    stockholders and assumed conversions
    from continuing operations                              $4,646,000             7,407,000               $0.63
                                                            ==========             =========               =====

FOR THE YEAR ENDED DECEMBER 31, 1999:

Basic Earnings Per Share:
  Income attributable to common stockholders
    from continuing operations                              $2,569,000             7,181,000               $0.36
                                                                                                           =====
  Effect of dilutive securities
  Warrants and options                                                               550,000
  Convertible preferred dividends                                9,000                21,000
                                                           -----------             ---------
Diluted Earnings Per Share:
  Income attributable to common
    stockholders and assumed conversions
    from continuing operations                              $2,578,000             7,752,000               $0.69
                                                           ===========             =========               =====


FOR THE YEAR ENDED DECEMBER 31, 1998:
-------------------------------------
Basic Earnings Per Share:
  Income available to common stockholders
    from continuing operations                              $5,248,000             7,153,000               $0.74
                                                                                                           =====
  Effect of dilutive securities
  Warrants and options                                                               437,000
  Convertible preferred dividends
    and debentures                                              10,000                22,000
                                                            ----------             ---------
Diluted Earnings Per Share:
  Income available to common
    stockholders and assumed conversions
    from continuing operations                              $5,258,000             7,612,000               $0.69
                                                            ==========             =========               =====



     Options and warrants to purchase 163,650 and 175,000 shares of common stock,

                  BARRINGER TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (concluded)


exercisable at between $8.375 and $10.276 per share, were outstanding at December 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock underlying the warrants and options.

     Options and warrants to purchase 577,000 shares of common stock, exercisable at between $9.847 and $11.81 per share, were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock underlying the warrants and options.

15.      SUBSEQUENT EVENT

     On March 8, 2001, the Company entered into an Agreement and Plan of Merger with Smiths Industries Aerospace & Defense Systems Inc. ("Smiths"), an affiliate of Smiths Group plc, which provides for Smiths to acquire the Company in a cash merger. The Company's stockholders will receive $11.05 in cash, for each share of common stock of the Company they own immediately before the effectiveness of the merger. The merger is subject to stockholder approval and other customary conditions to closing and is expected to close in the second quarter of 2001.